Form 10-Q
period 1996-03-31
MONEY STORE INC /NJ
filed 1996-05-14
CIK 876297

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                             Commission File Number
                                    1-10785
                                    -------

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)



       New Jersey                                 22-2293022
       ----------                                 ----------
(State of other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)

2840 Morris Avenue, Union, New Jersey              07083
- - -------------------------------------              -----
(Address of principal executive offices)         (Zip Code)

                                 (908) 686-2000
                                 --------------

              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
( X ) Yes   (   ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1996: 57,487,491 shares.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996



TABLE OF CONTENTS                                    PAGE
- - -----------------                                    ----


PART I FINANCIAL INFORMATION
- - ------ ---------------------

 Item 1 - Financial Statements


Consolidated Statements of Financial Condition at
March 31, 1996 and December 31, 1995                   2

Consolidated Statements of Income for the three
months ended March 31, 1996 and 1995                   3

Consolidated Statements of Cash Flows for the three
months ended March 31, 1996 and 1995                   4

Notes to Consolidated Financial Statements             5-6

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations          7-11

PART II OTHER INFORMATION
- - ------- -----------------


    Not applicable

PART I   FINANCIAL INFORMATION

                     THE MONEY STORE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                           MARCH 31,              DECEMBER 31,
                                              1996                   1995
                                          -----------          -------------
                                         (UNAUDITED)

Cash and cash equivalents (including      $   370,828            $   178,781
 $233,750 and
 $136,159 in 1996 and 1995 which is
  restricted)
Receivables, net of allowance for credit
 losses of $21,547  and $15,591 in 1996     1,209,360              1,029,853
  and 1995
Excess servicing asset                        578,135                524,359
Property and equipment, net                    37,734                 33,762
Other                                          27,157                 25,493
                                          -----------          -------------

                                          $ 2,223,214            $ 1,792,248
                                          ===========          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Notes payable                         $ 1,327,937            $ 1,075,892
    Accounts payable and other                266,028                226,443
     liabilities
    Income taxes, principally deferred         97,941                 94,928
    Unearned insurance commissions              5,129                  4,704
    Allowance for credit losses on
     loans sold                               135,123                125,155
                                          -----------          -------------

                                            1,832,158              1,527,122
                                          -----------          -------------

Subordinated debt                              13,000                 24,000
                                          -----------          -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Preferred stock, no par;
     authorized 25,000,000 shares; none
     issued and outstanding
  Common stock, no par; authorized
     100,000,000 shares;  issued and
     outstanding 57,398,919 shares in
     1996 and 51,339,896  shares in 1995      182,376                 59,603
  Paid in capital                               1,031                      0
  Retained earnings                           194,649                181,523
                                          -----------          -------------

                                              378,056                241,126
                                          -----------          -------------

                                          $ 2,223,214            $ 1,792,248
                                          ===========          =============


See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              1996                   1995
                                          -----------          -------------
REVENUES:
  Gain on sale of receivables             $   102,191            $    61,958
  Finance income, fees earned and other        52,557                 29,800
                                          -----------          -------------

                                              154,748                 91,758
                                          -----------          -------------

EXPENSES:
  Salaries and employee benefits               35,272                 24,782
  Other operating expenses                     42,493                 26,459
  Provision for credit losses                  25,515                 11,526
  Interest                                     27,734                 16,647
                                          -----------          -------------

                                              131,014                 79,414
                                          -----------          -------------

Income before income taxes                     23,734                 12,344
                                          -----------          -------------

Income taxes:
  Current                                       3,984                    137
  Deferred                                      5,546                  4,963
                                          -----------          -------------

                                                9,530                  5,100
                                          -----------          -------------

Net income                                $    14,204            $     7,244
                                          ===========          =============

Net income per share                            $0.27                  $0.14
                                          ===========          =============

Weighted average number
 of shares outstanding                     52,738,400             50,805,206
                                          ===========          =============

See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                              1996                   1995
                                          -----------             ----------
Cash flows from operating activities:
   Net income                             $    14,204             $    7,244
   Adjustments to reconcile net income
    to net cash provided by
      (used in) operations:
      Depreciation and amortization             2,586                  1,710
      Amortization of excess servicing
       asset                                   47,389                 27,662
      Provision for deferred income
       taxes                                    5,546                  4,963
      Provision for credit losses              25,515                 11,526
      Net changes in operating assets
       and liabilities:
         Proceeds from loans sold           1,146,325                847,029
         Loans originated                  (1,216,931)              (822,985)
         Loans repurchased                     (5,134)                (1,994)
         Increase in receivables             (119,299)                (5,315)
         Gain on sale of receivables         (101,165)               (51,917)
         Increase (decrease) in
          accounts payable and other
          liabilities                           1,610                 (3,665)
         Other, net                            (2,224)                (1,017)


    Net cash provided by operating
     activities                              (201,578)                13,241
                                          -----------             ----------

Cash flows from investing activities:
    Purchase of property and equipment         (6,013)                (4,851)
                                          -----------             ----------

Cash flows from financing activities:
    Net increase in warehouse notes           272,148                113,642
    Principal payments on subordinated debt.  (11,000)
    Principal payments on other notes
     payable                                  (20,103)               (10,706)
    Net proceeds from issuance of
     common stock                             122,075
    Net increase in collections payable        35,867                  6,503
    Proceeds from exercise of stock
     options                                      698                     24
    Dividends paid                             (1,078)                  (745)
    Tax benefit from exercise of stock
     options                                    1,031
                                             ---------             ---------

    Net cash provided by financing            399,638                108,718
     activities
                                             --------              ---------

    Net increase in cash and cash             192,047                117,108
     equivalents
Cash and cash equivalents at beginning        178,781                161,292
 of the period                               --------              ---------


Cash and cash equivalents at end of the
 period                                   $   370,828             $  278,400
                                          ===========             ==========


See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of The Money Store Inc. and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). It is suggested that these condensed financial statements be read in conjunction with the Company's December 31, 1995 audited consolidated financial statements and notes thereto.

In the opinion of management all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for these periods have been made. However, results for such interim periods are subject to year-end adjustments, and are not necessarily indicative of results for a full year.


(2) NET INCOME PER SHARE

Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period. The effect of the assumed exercise of stock options on net income per share is immaterial. All share and per share amounts have been restated to reflect the 3-for-2 stock split on September 21, 1995 and the 5-for-2 stock split on December 1, 1995.


(3) COMMITMENTS AND CONTINGENCIES

The Company generally sells its Home Equity Loans with servicing retained in mortgage pass-through transactions and in whole loan transactions. In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business due to commitments and obligations to service and repurchase loan receivables which are not included in the accompanying consolidated financial statements. These commitments and obligations do not necessarily represent future cash flow obligations. The obligations to repurchase Home Equity Loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $77,611,000 of Home Equity Loans at March 31, 1996 which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into agreements that allow it to sell loans to certain trusts in the future at an agreed upon price. At March 31, 1996, under the terms of such agreements the Company had the right to deliver $74,700,000 of Home Equity Loans, $41,500,000 of Student Loans and $5,500,000 on of unguaranteed portions of SBA Loans.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(4) SHAREHOLDERS' EQUITY

In March 1996, the Company sold 5,937,500 shares of common stock for $21.50 per share, the net proceeds of which amounted to $122,075,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN ACCOUNTING CONSIDERATIONS

As a fundamental part of its business and financing strategy, the Company sells the majority of its loans with the servicing retained. The majority of the Company's revenue is recognized as gain on sale of loans, which represents the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loan, in excess of normal loan servicing fees (the "Excess Servicing Spread") and non-refundable fees and premiums on loans sold. The Company recognizes such gain on sale of loans in the year that such loans are sold, although cash (representing the Excess Servicing Spread and servicing fees) is received by the Company over the lives of the loans. Concurrently with recognizing such gain on sale, the Company records a corresponding asset on its consolidated statement of financial condition in an initial amount equal to the Excess Servicing Spread (the "Excess Servicing Asset"). The Excess Servicing Asset is computed, in part, based upon, and amortized over, the estimated lives of the loans. The timing of sales of the Company's loans may impact the Company's earnings from quarter to quarter.

The Excess Servicing Asset is calculated utilizing certain estimates made by management at the time loans are sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type
of loan.   Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of repayment of the Company's loans and other considerations. There can be no assurance of the accuracy of management's prepayment estimates. If actual prepayments with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the Excess Servicing Asset may have to be written down through a charge to earnings in the period of adjustment. If actual prepayments with respect to sold loans occur more slowly than estimated, the carrying value of the Excess Servicing Asset on the Company's consolidated statement of financial condition would not increase, although total income would exceed previously estimated amounts.

The Company has several strategies which it employs in an attempt to minimize the risk of interest rate fluctuations during the period between the time it originates loans and the time such loans are sold; i) the Company attempts to package and sell loans on a regular basis, thereby minimizing the period during which loans are held, ii) the Company usually does not fix the interest rate applicable to fixed rate Home Equity Loans it originates until shortly prior to the closing of the loan, iii) the Company from time to time purchases and sells government securities at agreed upon prices, and iv) in certain securitizations the Company enters into an agreement that allows it to sell loans in the future at an agreed upon price. The Company has basis risk on certain variable rate loans it sells where the customer and investor rates are based upon different indices and adjust at varying intervals.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

MARCH 31, 1996

Receivables, net increased $179.5 million from $1.0 billion at December 31, 1995 to $1.2 billion at March 31, 1996. This increase was due primarily to a net increase in loans held for sale of $143.4 million, accrued interest receivable of $2.5 million and other receivables of $39.4 million. The allowance for credit losses increased $6.0 million in 1996. The increase in other receivables is principally attributable to advances, designed to protect investors from losses, made in connection with certain securitizations. The increase in loans held for sale was primarily due to the fact that the Company originated $1.2 billion of loans compared to loan sales of $1.1 billion. Originations increased 47.9% for the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995, primarily as a result of the Company providing greater variety of products, complemented by geographic expansion of the originations network and diversification in the methods of loan origination.

The balance in the repurchased loan portfolio was $29.0 million at March 31, 1996 compared to $29.2 million at December 31, 1995. Prior to 1993, when the Company sold Home Equity Loans as whole loans, it generally committed to repurchase from investors loans that became more than 90 days past due, up to a predetermined limit. The Company has increased its use of securitizations and has been able to negotiate whole loans sales without such a contingent repurchase obligation.

The Excess Serving Asset increased $53.7 million from $524.4 million at December 31, 1995 to $578.1 million at March 31, 1996. This increase reflects the Excess Serving Spread of $101.2 million offset by amortization of $47.4 million.

Property, plant and equipment, net increased $3.9 million from $33.8 million at December 31, 1995 to $37.7 million at March 31, 1996, primarily as a result of purchases of computer equipment as well as the purchase of office equipment for the opening of new origination branches in the Company's Auto Loan division.

Other assets increased $1.7 million from $25.5 million at December 31, 1995 to $27.2 million at March 31, 1996. Real estate owned decreased $1.1 million from $10.2 million at December 31, 1995 to $9.1 million at March 31, 1996.

Notes payable increased $255.0 million from $1.1 billion at December 31, 1995 to $1.3 billion at March 31, 1996, primarily as a result of a net increase of $272.1 million in the use of warehouse credit facilities, the proceeds of which were used to fund the increase in receivables. The primary source of funding the Company's receivables prior to their sale comes from debt issued by the Company including borrowings issued under credit facilities.

Accounts payable and other liabilities increased $40.4 million from $226.4 million at December 31, 1995 to $266.0 million at March 31, 1996. This increase resulted primarily from an increase in funds collected on loans sold and serviced for others of $40.5 million, and an increase in accrued interest expense of $3.7 million due in part to the increase in average debt outstanding.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (CONTINUED)

Income taxes, principally deferred increased $3.0 million from $94.9 million at December 31, 1995 to $97.9 million at March 31, 1996. This increase resulted from the net income for the quarter ended March 31, 1996.

The allowance for credit losses on loans sold increased $9.9 million from $125.2 million at December 31, 1995 to $135.1 million at March 31, 1996, due to an increase in the amount of loans sold.

Shareholders' equity increased $137.0 million from $241.1 million at December 31, 1995 to $378.1 million at March 31, 1996 due to net income of $14.2 million, net of $1.1 million of dividends paid on the Company's common stock. In addition, the Company received net proceeds of $122.1 million and $0.7 million from the sale of 5.9 million shares of the Company's common stock and the exercise of employee stock options.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Net income for the first quarter of 1996 was $14.2 million ($0.27 per share) on 52,738,400 weighted average number of shares outstanding compared to net income of $7.2 million ($0.14 per share) on 50,805,206 weighted average number of shares outstanding for the first quarter of 1995, an increase of 96.1%. Per share and weighted average share amounts have been adjusted to reflect stock splits effected by the Company. The increase in net income is primarily attributable to income derived from gain on sale of receivables, as well as finance income and fees earned caused by the growth in the Company's serviced loan portfolio.

Gain on sale of receivables totaled $102.2 million for the first quarter 1996, an increase of 64.9% compared to $62.0 million for the first quarter 1995. The increase is primarily attributable to an increase of 35.4% in loans sold from $847.0 million in the first quarter of 1995 to $1.1 billion in the first quarter of 1996. The increase also reflects increases in the Excess Servicing Spread
(i) on Home Equity Loans sold to 3.57% for the first quarter 1996 from 2.68% for the first quarter 1995 and (ii) on SBA Loans sold including the sale of unguaranteed portions of SBA Loans to 2.64% for the first quarter 1996 from 1.45% for the first quarter 1995. The Excess Servicing Spread on Student Loans decreased to 1.32% for the first quarter 1996 from 1.7% for the first quarter 1995.

Finance income, fees earned and other increased 76.4% from $29.8 million in the first quarter of 1995 to $52.6 million for the first quarter of 1996. The primary factor was the increase in the Company's serviced loan portfolio of 45.2% to $9.5 billion at March 31, 1996 as compared to $6.5 billion at March 31, 1995.

Salaries and employee benefits increased 42.3% to $35.3 million during the first quarter of 1996, compared to $24.8 million for the first quarter of 1995. This was primarily a result of staffing the new Auto Loan division, as well as for existing offices and administrative areas to manage the increased level of business.

Other operating expenses increased 60.6% to $42.5 million during the first quarter of 1996, compared to $26.5 million for the first quarter of 1995. The increase is primarily attributable to occupancy costs and related office expenses associated with the opening of additional branch and administrative offices.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The provision for credit losses increased 121.4% to $25.5 million during the first quarter of 1996 from $11.5 million for the first quarter of 1995. The provision increased to maintain the allowance for credit losses and the allowance for credit losses on loans sold at a level considered adequate to cover risk characteristic of the serviced loan portfolio and increased loan originations and sales. Home Equity Loans delinquent 90 days-and-over increased from 4.31% at March 31, 1995 to 5.10% at March 31, 1996, while SBA Loans delinquent 90 days-and-over increased from 5.22% at March 31, 1995 to 6.34% at March 31, 1996. Auto Loans delinquent 90 days-and-over were 2.39% at March 31, 1996.

Net charge-offs increased 77.0% to $9.6 million for the quarter ended March 31, 1996 from $5.4 million for the quarter ended March 31, 1995, due to the increase in the Company's serviced loan portfolio.

Interest expense increased 66.6% from $16.6 million for the first quarter of 1995 to $27.7 million for the first quarter of 1996. This increase resulted from increases in notes payable used in part to fund the increase in receivables while the average cost of funds was 9.2% for 1996 and 8.8% for 1995.

The effective tax rate decreased from 41.3% in the first quarter of 1995 to 40.2% in the first quarter of 1996 as a result of a decrease in state taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires continual access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, advances in securitizations designed to protect investors from losses, loan repurchases, repayment of debt upon maturity, payment of operating and interest expenses and capital expenditures. The Company's primary sources of liquidity are sales into secondary markets of the loans it originates, long term borrowing (senior notes and subordinated debt), borrowing under term loans and warehouse lines secured by pledges of its loans, in most cases until such loans are sold and the lenders can be repaid, and finance income and fees generated by the serviced loan portfolio.

In order to continue to originate loans, the Company will need to maintain and renew its various warehouse lines at least at current levels, or to obtain new warehouse lines to replace existing warehouse lines and to replace existing warehouse lines and to replace its long term borrowing as they become due.

Cash and cash equivalents were $370.8 million at March 31, 1996, an increase of $192.0 million from December 31, 1995. At March 31, 1996, $233.7 million of cash and cash equivalents were restricted. These restrictions are reduced as loans are liquidated. This increase resulted from cash provided by operating activities of $399.6 million, primarily attributable to net proceeds from the issuance of 5.9 million shares of the Company's common stock the net proceeds of which were $122.1 million, and proceeds from the increase of warehouse notes payables of $272.1 million offset by cash used in operating activities and investing activities of $201.6 and $6.0 million respectively.

The Company from time to time sells certain of its receivables, primarily SBA Loans and Student Loans, at a premium. This strategy does not significantly effect reported earnings in the period of sale but allows the Company to generate a higher level of cash flow from current operations. Such a strategy also reduces the average Excess Servicing Spread, thereby reducing cash flows received in the future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At March 31, 1996, the Company had $2.0 billion of availability of several credit facilities for warehousing loans which are subject to periodic renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities, $1.4 billion was unused at March 31, 1996. At December 31, 1995, the Company had $1.6 billion of availability of credit facilities for warehousing loans, of which $ 1.2 billion was unused.

At March 31, 1996, the Company had $627.3 million of warehouse notes payable at a weighted average interest rate of 6.2%. In addition, at March 31, 1996, the Company had outstanding $655.0 million of unsecured senior debt and $13.0 million of subordinated debt which requires the Company to pay $31.0 million in 1996, $112.0 million in 1997, $40.0 million in 1998, $190.0 million in 1999,
$110.0 million in 2000, $35.0 million in 2001 and $150.0 million in 2002. The unsecured senior and subordinated debt bear interest at rates ranging from 7.63% to 12.0%, with a weighted average interest rate of 8.6% at March 31, 1996.

The Company is required to comply with various operating and financial covenants defined in these agreements including covenants which may restrict the Company's ability to pay dividends. At March 31, 1996, under the most restrictive of these dividend covenants, the Company had available $150 million for the payment of dividends.

While the Company believes that it will be able to refinance or otherwise repay its short-term and unsecured debt in the normal course of its business, there can be no assurance that the Company's existing lenders will agree to refinance such debt, that other lenders will be willing to extend lines of credit to the Company or that funds otherwise generated from operations will be sufficient to satisfy such obligations. Future financing may involve the issuance of additional common stock or other securities, including securities convertible into or exercisable for common stock.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    The Money Store Inc.
                                    --------------------
                                        (Registrant)



                                    By: /s/  James K. Ransom
                                       ----------------------------
                                       James K. Ransom
                                       Vice President and Principal
                                       Accounting Officer



Dated:  May 9, 1996