Form 10-Q
period 1996-06-30
MONEY STORE INC /NJ
filed 1996-08-14
CIK 876297

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       OR
              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______to_______

                             Commission File Number
                                    1-10785
                                    -------

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

        New Jersey                                              22-2293022
        ----------                                              ----------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


2840 Morris Avenue, Union, New Jersey                               07083
- -------------------------------------                               -----
(Address of principal executive office)                           (Zip Code)

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

                               [X] Yes    [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS;

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1996: 57,535,948 shares.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996



Table of Contents                                                        Page
- -----------------                                                        ----

Part I Financial Information
- ----------------------------

Item 1 - Financial Statements

Consolidated Statements of Financial Condition at
June 30, 1996 and December 31, 1995                                         2

Consolidated Statements of Income for the three and six months
ended June 30, 1996 and 1995                                                3

Consolidated Statements of Cash Flows for the six months
ended June 30, 1996 and 1995                                                4

Notes to Consolidated Financial Statements                                  5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    6-12


Part II Other Information
- -------------------------

Item 4 - Submission of Matters to a Vote of Securities Holders              13

PART I FINANCIAL INFORMATION

                     THE MONEY STORE INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)
                                     Assets

                                          June 30,      December 31,
                                            1996           1995
                                        ------------    ------------
                                        (unaudited)


Cash and cash equivalents (including
 $122,108  and $136,159 in 1996 and
 1995 which is restricted)              $    239,143    $    178,781
Receivables, net of allowance for
 credit losses of $12,842 and
 $15,591 in 1996 and 1995                  1,256,102       1,029,853
Excess servicing asset                       634,324         524,359
Property and equipment, net                   52,710          33,762
Other                                         25,478          25,493
                                        ------------    ------------

                                        $   2,207,757   $  1,792,248
                                        =============   ============

                     Liabilities and Shareholders' Equity

Liabilities:
 Notes payable                          $   1,250,127   $  1,075,892
 Accounts payable and other liabilities       270,142        226,443
 Income taxes, principally deferred           103,132         94,928
 Unearned insurance commissions                 5,864          4,704
 Allowance for credit losses on loans
  sold                                        168,954        125,155
                                        -------------   ------------
                                            1,798,219      1,527,122
                                        -------------   ------------
Subordinated debt                              13,000         24,000
                                        -------------   ------------

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par;
   authorized 10,000,000 shares; none
   issued and outstanding
 Common stock, no par; authorized
   250,000,000 shares; issued and
   outstanding  57,521,480 shares in
   1996 and  51,339,896  in 1995              182,831         59,603
 Paid in capital                                1,599              0
 Retained earnings                            212,108        181,523
                                        -------------   ------------
                                              396,538        241,126
                                        -------------   ------------
                                        $   2,207,757   $  1,792,248
                                        =============   ============

          See accompanying notes to consolidated financial statements

                     THE MONEY STORE INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                             (Dollars in thousands)
                                  (unaudited)

                                                    Three months ended          Six months ended
                                                         June 30,                   June 30,
                                                    1996          1995          1996         1995
                                                 -----------   -----------  ------------  -----------
 Revenues:
     Gain on sale of receivables                 $   113,621   $    77,360  $    215,812  $   139,318
     Finance income, fees earned and
      other                                           64,751        35,305       117,308       65,105
                                                 -----------   -----------  ------------  -----------


                                                     178,372       112,665       333,120      204,423
                                                 -----------   -----------  ------------  -----------


Expenses:
     Salaries and employee benefits                   38,837        28,909        74,109       53,693
     Other operating expenses                         43,663        26,417        86,156       52,874
     Provision for credit losses                      33,506        16,426        59,021       27,952
     Interest                                         30,699        22,731        58,433       39,378
                                                 -----------   -----------  ------------  -----------
                                                     146,705        94,483       277,719      173,897
                                                 -----------   -----------  ------------  -----------
Income before income taxes                            31,667        18,182        55,401       30,526
                                                 -----------   -----------  ------------  -----------
Income taxes (credits):
     Current                                          (3,525)       (4,893)          459       (4,756)
     Deferred                                         16,295        12,309        21,841       17,272
                                                 -----------   -----------  ------------  -----------
                                                      12,770         7,416        22,300       12,516
                                                 -----------   -----------  ------------  -----------
Net income                                       $    18,897   $    10,766  $     33,101  $    18,010
                                                 ===========   ===========  ============  ===========
 Net income per share                            $      0.32   $      0.21  $       0.58  $      0.35
                                                 ===========   ===========  ============  ===========
 Weighted average number
   of shares outstanding                          59,399,392    50,899,050    55,108,424   50,804,963
                                                 ===========   ===========  ============  ===========

          See accompanying notes to consolidated financial statements

                       MONEY STORE INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (unaudited)

                                                                                              Six months ended
                                                                                                   June 30,
                                                                                        1996                     1995
                                                                                  ----------------         ----------------
Cash flows from operating activities:
   Net Income                                                                      $      33,101            $      18,010
   Adjustments to reconcile net income to net
     cash used in operations:
     Depreciation and amortization                                                         5,179                    3,655
     Provision for deferred income taxes                                                  21,841                   17,272
     Provision for credit losses                                                          59,021                   27,952
     Net changes in operating assets and liabilities:
       Proceeds from loans sold                                                        2,444,565                1,429,695
       Loans originated and purchased                                                 (2,549,702)              (1,675,967)
       Loans repurchased                                                                  (5,982)                  (4,715)
       Increase in receivables                                                          (112,381)                 (48,099)
       Excess Servicing Spread                                                          (212,545)                (129,873)
       Amortization of excess servicing asset                                            102,580                   59,810
       Net decrease in accounts payable and other liabilities                             (8,489)                  (3,403)
       Other, net                                                                        (31,211)                  (7,036)
                                                                                  ----------------         ----------------
     Net Cash used in operating activities                                              (254,023)                (312,699)
                                                                                  ----------------         ----------------
Cash flows from investing activities:
   Purchase of property and equipment                                                    (22,810)                  (8,707)
                                                                                  ----------------         ----------------
Cash flows from financing activities:
   Net increase in credit facilities                                                     174,063                  157,684
   Proceeds from other notes payable                                                           0                  150,000
   Principal payments in subordinated debt                                               (11,000)                       0
   Debt issuance costs                                                                      (367)                  (1,350)
   Net increase in collections payable                                                    52,188                   17,709
   Net proceeds from issuance of common stock                                            122,075                        0
   Proceeds from exercised stock options                                                   1,153                      853
   Tax benefit from exercise of stock option                                               1,599                        0
   Dividends paid                                                                         (2,516)                  (1,491)
                                                                                  ----------------         ----------------
   Net cash provided by financing activities                                             337,195                  323,405
                                                                                  ----------------         ----------------
   Net increase in cash and cash equivalents                                              60,362                    1,999
Cash and equivalents at beginning of period                                              178,781                  161,292
                                                                                  ----------------         ----------------
Cash and cash equivalents at end of period                                         $     239,143            $     163,291
                                                                                  ================         ================

          See accompanying notes to consolidated financial statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's December 31, 1995 audited consolidated financial statements and notes thereto.

In the opinion of management all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for these periods have been made. However, results for such interim periods are subject to year-end adjustments, and are not necessarily indicative of results for a full year.


(2) Net Income Per Share

Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period, after giving effect for common stock equivalents arising from the issuance of stock options. All share and per share amounts have been restated to reflect the three-for-two stock split on September 21, 1995 and the five-for-two stock split on December 1, 1995.

(3) Commitments and Contingencies

The Company generally sells its Home Equity Loans with servicing retained in mortgage pass-through transactions and in whole loan transactions. In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business due to commitments and obligations to service and repurchase loan receivables which are not included in the accompanying consolidated financial statements. These commitments and obligations do not necessarily represent future cash flow obligations. The obligations to repurchase Home Equity Loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $69,360,000 of Home Equity Loans at June 30, 1996 which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into agreements that allow it to sell loans to certain trusts in the future at an agreed upon price. At June 30, 1996, under the terms of such agreements the Company had the right to deliver $308,454,000 of Home Equity Loans and $50,000,000 of Auto Loans.

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

The Company has several strategies which it employs in an attempt to minimize the risk of interest rate fluctuations during the period between the time it originates loans and the time such loans are sold; i) the Company attempts to package and sell loans on a regular basis, thereby minimizing the period during which loans are held, ii) the Company usually does not fix the interest rate applicable to fixed rate Home Equity Loans it originates until shortly prior to the closing of the loan, iii) the Company from time to time purchases options to sell government securities at agreed upon prices or sells securities not yet purchased, and iv) in certain securitizations the Company enters into an agreement that allows it to sell loans in the future at an agreed upon price.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

June 30, 1996


Cash and cash equivalents increased $60.3 million to $239.1 million at June 30, 1996 from $178.8 million at December 31, 1995. The increase in cash is primarily due to an increase in funds collected on loans sold and serviced for others ("collections payable").

Receivables, net increased $226.2 million to $1.3 billion at June 30, 1996 from $1.0 billion at December 31, 1995. This increase was primarily due to a net increase in loans held for sale of $161.9 million, accrued interest receivable of $9.6 million and other receivables of $52.0 million. The allowance for credit losses decreased $2.7 million in 1996. The increase in loans held for sale was primarily due to the fact that the Company originated $2.6 billion of loans compared to loan sales of $2.4 billion. Originations increased 52% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, primarily as a result of the Company providing greater variety of products, complemented by geographic expansion of the originations network and diversification in the methods of loan origination. The increase in other receivables is principally attributable to advances, designed to protect investors from losses, made in connection with certain securitizations.

The balance of the repurchased loan portfolio was $35.2 at June 30, 1996 compared to $29.2 million at December 31, 1995. In the past, when the Company sold Home Equity Loans as whole loans, it generally committed to repurchase loans that became more than 90 days past due, up to a predetermined limit. The Company has increased its use of securitizations and has been able to negotiate whole loan sales without such a contingent repurchase obligation.

The Excess Servicing Asset increased by $109.9 million to $634.3 million at June 30, 1996 from $524.4 million at December 31, 1995. This increase was due to gains on loans sold with servicing retained of $212.5 million offset by amortization of $102.6 million.

Property, plant and equipment, net, increased by $18.9 million to $52.7 million at June 30, 1996 from $33.8 million at December 31, 1995. The Company purchased land and incurred development costs to date in the amount of $10.0 million, for the construction of the Company's new building in Sacramento, California. The building is expected to be completed in late 1997, with an anticipated total cost of approximately $75.0 million. In addition, the Company purchased $5.0 million in computer equipment to enhance the branches' office automation to support new product lines, provide system improvements and to purchase equipment supporting electronic document generation, storage and retrieval. Furniture and office equipment increased $3.6 million primarily for the employment growth in the Home Equity Loan division and the Auto Loan division.

The primary source of funding the Company's receivables comes from borrowings issued under credit facilities. At June 30, 1996 the Company had notes payable of $1.3 billion, which compares with $1.1 billion at December 31, 1995, an increase of $174.1 million. This increase is primarily a result of net increases of $119.8 million in secured credit facilities and the net increase of $54.3 million of unsecured senior notes.

Accounts payable and other liabilities increased $43.7 million to $270.1 million at June 30, 1996, from $226.4 million at December 31, 1996. The increase resulted primarily from an increase in funds collected on loans sold and serviced for others ("collections payable") of $52.2 million offset by a decrease in other miscellaneous accounts payable and accrued expenses.

Income taxes, principally deferred increased $8.2 million, from $94.9 million at December 31, 1995 to $103.1 million at June 30, 1996. This increase resulted from the net income for the six months ended June 30, 1996.

The allowance for credit losses on loans sold increased $43.8 from $125.2 million at December 31, 1995 to $169.0 million at June 30, 1996, due to an increase in the amount of loans sold.

An additional source of funding the Company's receivables comes from subordinated notes. Subordinated debt decreased $11.0 million to $13.0 million at June 30, 1996, from $24.0 million at December 31, 1995. The Company had an $11.0 million payment due on December 31, 1995, (not a business day) which was paid on January 2, 1996.

Total shareholders' equity at June 30, 1996 was $396.5 million which compares with $241.1 million at December 31, 1995, an increase of $155.4 million. During the six months ended June 30, 1996, the Company completed a common stock offering, the net proceeds of which amounted to $122 million. In addition, the Company had net income of $33.1 million, received proceeds from exercised stock options of $1.2 million and recorded $1.6 million in paid in capital representing the tax benefit from the exercise by employees of nonqualified stock options and disqualified incentive stock options. Shareholders' equity decreased $2.5 million as a result of payment of cash dividends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net income for the six months ended June 30, 1996 was $33.1 million ($0.58 per share) on 55,108,424 weighted average number of shares outstanding compared to net income of $18.0 million ($0.35 per share) on 50,804,963 weighted average number of shares outstanding for the six months ended June 30, 1995, an increase of 84%. The increase in net income is primarily attributable to income derived from gain on sale of receivables, as well as finance income and fees earned caused by the growth in the Company's serviced loan portfolio.

Gain on sale of receivables totaled $215.8 million for the six months ended June 30, 1996, an increase of 55%, compared to $139.3 million for the six months ended June 30, 1995. Loans sold for the six months ended June 30, 1996, totaled $2.4 billion, compared to $1.4 billion for the six months ended June 30, 1995. The increase was also affected in part by an increase in the Excess Servicing Spread (i) on Home Equity Loans sold to 3.20% for the six months ended June 30, 1996 from 3.06% for the six months ended June 30, 1995 and (ii) on SBA Loans sold including the sale of unguaranteed portions of SBA Loans to 2.32% for the six months ended June 30, 1996 from 2.31% for the same period last year. Offsetting this increase is a decrease in the Excess Servicing Spread on Student Loans sold to 1.41% for the six months ended June 30, 1996 from 1.72% for the six months ended June 30, 1995. The Excess Servicing Spread on Auto Loans was 9.82% for the six months ended June 30, 1996. There were no sales of loans for the Auto Loan division for the six months ended June 30, 1995.

Finance income, fees earned and other totaled $117.3 million for the six months ended June 30, 1996, an increase of 80%, compared to $65.1 million for the six months ended June 30, 1995. The primary factor attributable to the growth in finance income and fees is the increase in the Company's serviced loan portfolio of 44% to $10.3 billion at June 30, 1996 as compared to $7.1 billion at June 30, 1995.

Salaries and employee benefits increased 38% to $74.1 million for the six months ended June 30, 1996, compared to $53.7 million for the six months ended June 30, 1995. This increase was a result of additional staff needed for the growth in the Home Equity Loan division and the Auto Loan division.

Other operating expenses increased 63% to $86.2 million for the six months ended June 30, 1996, compared to $52.9 million for the six months ended June 30, 1995. The increase was primarily attributable to occupancy costs and related office expenses associated with the opening of additional branch offices totaling $11.9 million. In addition, advertising expense increased $7.3 million, professional fees increased $4.4 million primarily to support enhancing the branch offices' computer system and loan expenses increased $2.0 million as a result of the Company's growth in loan orignations.

The provision for credit losses increased $31.0 million to $59.0 million for the six months ended June 30, 1996 from $28.0 million for the six months ended June 30, 1995. The provision increased to maintain the allowance for credit losses and the allowance for credit losses on loans sold at a level considered adequate to cover risk characteristics of the serviced loan portfolio and increased loan originations and sales. Home Equity Loans delinquent 90 days-and-over increased to 2.88% at June 30, 1996 from 1.79% at June 30, 1995. SBA Loans delinquent 90 days-and-over remained constant at 3.90% at June 30, 1996 and 1995. Auto Loans delinquent 90 days-and-over were .26% at June 30, 1996.

Net charge-offs increased 81% to $19.5 million for the six months ended June 30, 1996 from $10.8 million for the six months ended June 30, 1995, due to the increases in loans sold and the Company's serviced loan portfolio.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (Cont)

Interest expense totaled $58.4 million for the six months ended June 30, 1996, an increase of 48% from $39.4 million for the six months ended June 30, 1995. The increase is attributable to the increase in the Company's average debt outstanding during the six months ended June 30, 1996. The average annualized cost of funds was 7.21% based on the daily average debt outstanding of $1.6 billion for the six months ended June 30, 1996.

Income taxes increased 78% to $22.3 million for the six months ended June 30, 1996 over the prior year due to an increase in pretax income. The effective tax rate decreased to 40.2% for the six months ended June 30, 1996, compared to 41.0% for the six months ended June 30, 1995, as a result of a decrease in state taxes.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net income for the second quarter 1996 was $18.9 million ($0.32 per share) on 59,399,392 weighted average shares outstanding compared to net income of $10.8 million ($0.21 per share) on 50,899,050 weighted average shares outstanding for the second quarter of 1995, an increase of 76%. The increase in net income is primarily attributable to income derived from the gain on sale of receivables, as well as finance income and fees earned caused by the growth in the Company's serviced loan portfolio.

Gain on sale of receivables totaled $113.6 million for the second quarter of 1996, an increase of 47% compared to $77.4 million for the second quarter of 1995. The increase is primarily attributable to an increase of 119.4% in loans sold from $592.5 million in the second quarter of 1995 to $1.3 billion in the second quarter of 1996. Offsetting this increase is a decrease in the Excess Servicing Spread (i) on Home Equity Loans sold to 2.94% for the second quarter of 1996 from 3.69% for the second quarter of 1995, (ii) on SBA Loans sold including the sale of unguaranteed portions of SBA Loans to 1.47% for the second quarter of 1996 from 2.63% for the second quarter of 1995 and (iii) on Student Loans sold to 1.33% for the second quarter of 1996 from 1.72% for the second quarter of 1995. The Excess Servicing Spread on Auto Loans was 9.82% for the second quarter of 1996. There were no sales of loans for the Auto Loan division for the three months ended June 30, 1995.

Finance income, fees earned and other totaled $64.8 million for the second quarter of 1996 an increase of 84% compared to $35.3 million for the second quarter of 1995. The primary factor attributable to the growth in finance income and fees is the increase in the Company's serviced loan portfolio of 44% to $10.3 billion at June 30, 1996, compared to $7.1 billion at June 30, 1995.

Salaries and employee benefits increased 34% to $38.8 million for the second quarter of 1996 from $28.9 million for the second quarter of 1995. This increase was the result of additional staff needs for growth in the Home Equity Loan division, as well as new offices for the Auto Loan division.

Other operating expenses increased 65% to $43.7 million during the second quarter of 1996, compared to $26.4 million for the second quarter of 1995. The increase is primarily attributable to an increase in occupancy costs and related office expenses totaling $6.0 million associated with the opening of additional branch and administrative offices, advertising expense of $4.9 million, professional fees of $2.4 million, primarily to support enhancing the Branch offices' computer system, and loan expenses of $0.6 million as a result of the Company's growth in loan originations.

The provision for credit losses increased by 104% to $33.5 million for the second quarter 1996 from $16.4 million for the second quarter of 1995. Charge-offs, net of recoveries, were $9.9 million for the second quarter 1996 compared to $5.4 million for the second quarter of 1995, due to the increase in loans sold and the Company's serviced loan portfolio.

Interest expense increased 35% to $30.7 million for the second quarter of 1996, from $22.7 million for the second quarter of 1995. This increase resulted from increases in notes payable used in part to fund the increase in receivables. The average cost of funds was 6.96% based on the daily average debt outstanding of $1.9 billion for the quarter ended June 30, 1996.

Income taxes increased 73% to $12.8 million for the second quarter of 1996, from $7.4 million for the second quarter of 1995, due to an increase in pretax income.

Liquidity and Capital Resources

The Company's business requires continual access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, advances in securitizations designed to protect investors from losses, loan repurchases, repayment of debt upon maturity, payment of operating and interest expenses and capital expenditures. The Company's primary sources of liquidity are sales into secondary markets of the loans it originates, long term borrowing (senior notes and subordinated debt), borrowing under term loans and credit facilities secured by pledges of its loans, in most cases until such loans are sold and the lenders can by repaid, and finance income and fees generated by the serviced loan portfolio.

In order to continue to originate loans, the Company will need to maintain and renew its various credit facilities at least at current levels, or obtain new credit facilities to replace existing facilities and its long term borrowing as they become due.

Cash and cash equivalents were $239.1 million at June 30, 1996, an increase of $60.3 million from December 31, 1995. At June 30, 1996, $122.1 million of cash and cash equivalents were restricted. These restrictions are reduced as loans are liquidated. This increase resulted from cash provided by financing activities of $337.2 million primarily attributable to net proceeds from the issuance of 5.9 million shares of the Company's common stock the net proceeds of which were $122 million, and proceeds from the increase of warehouse notes payables of $119.8 million offset by cash used in operating activities and investing activities of $254.0 million and $22.8 million, respectively.

The Company from time to time sells certain of its receivables, primarily SBA Loans and Student Loans, at a premium. This strategy does not significantly effect reported earnings in the period of sales but allows the Company to generate a higher level of cash flow from current operations. Such a strategy also reduces the average Excess Servicing Spread, thereby reducing cash flows received in the future.

The Company began development of its new West Coast headquarters office building located in Sacramento, California in May 1996, with completion expected in late 1997. The project, which includes the purchase of land and building construction, is estimated to cost approximately $75.0 million, and will be funded out of the general working capital of the Company. The 400,000 square foot building will help to centralize operations, and to support additional staff from the growth of the business.

At June 30, 1996, the Company had $2.3 billion of credit facilities for warehousing loans which are subject to periodic renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities $1.8 billion was unused at June 30, 1996. At December 31, 1995, the Company had $1.6 billion of availability of credit facilities for warehousing loans, of which $1.2 billion was unused.

At June 30, 1996, the Company had $474.9 million of warehouse notes payable at a weighted average interest rate of 6.26 %. In addition, at June 30, 1996, the Company had outstanding $655 million of unsecured senior debt and $13 million of subordinated debt which requires the Company to pay $31 million in 1996, $112 million in 1997, $40 million in 1998, $190 million in 1999, $110 million in 2000, $35 million in 2001 and $150 million in 2002. The unsecured senior and subordinated debt bear interest at rates ranging from 7.63% to 12.00%, which a weighted average interest rate of 8.64% at June 30, 1996.

In addition, notes payable, unsecured includes bank loans due within one year of approximately $119.3 million at June 30, 1996. These notes bear interest at rates ranging from 8.00% to 9.25%.

The Company is required to comply with various operating and financial covenants defined in these agreements including covenants which may restrict the Company's ability to pay dividends. At June 30, 1996, under the most restrictive of these dividends covenants, the Company had available $135.5 million for the payment of dividends.

While the Company believes that it will be able to refinance or otherwise repay its short term and unsecured debt in the normal course of its business, there can be no assurance that the Company's existing lenders will agree to refinance such debt, that other lenders will be willing to extend lines of credit to the Company or that funds otherwise generated from operations will be sufficient to satisfy such obligations. Future financing may involve the issuance of additional common stock or other securities, including securities convertible into or exercisable for common stock.

PART II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders was held on May 15, 1996. At the meeting, Marc Turtletaub and Harry Puglisi were elected as directors. Alan Turtletaub, Anthony R. Medici, Alexander C. Schwartz, Jr., Anthony L. Watson and Morton Dear continue to serve as members of the board.

Votes cast in favor of Mr. Turtletaub's election totaled 50,419,303 while 596,634 votes were withheld.

Votes cast in favor of Mr. Puglisi's election totaled 50,419,730 while 596,207 votes were withheld.

The shareholders also voted to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, no par value, of the Company from 100,000,000 shares to 250,000,000 shares. Votes cast in favor of this election were 35,657,613, against 15,159,408, abstain 62,041 and non-votes totaled 136,875.

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



                                    The Money Store Inc.
                                    --------------------
                                        (Registrant)



                                    By: /s/James K. Ransom
                                    ----------------------
                                        James K. Ransom
                                        Vice President and
                                        Principal Accounting Officer



Dated:  August 13, 1996