Form 10-Q
period 1996-09-30
MONEY STORE INC /NJ
filed 1996-11-14
CIK 876297

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______to_______

                             Commission File Number

                                    1-10785
                                    -------

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

                  New Jersey                            22-2293022
                  ----------                            ----------
       (State of other jurisdiction of                 (I.R.S.employer
        incorporation or organization)               Identification No.)

       2840 Morris Avenue, Union, New Jersey               07083
       -------------------------------------               -----
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

                               (X) Yes  (   ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS;

Number of shares outstanding of issuer's Common Stock, as of November 11, 1996: 57,705,600 shares.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996


TABLE OF CONTENTS                                                    PAGE
-----------------                                                    ----

PART I FINANCIAL INFORMATION
----------------------------

Item 1 - Financial Statements

Consolidated Statements of Financial Condition at
September 30, 1996 and December 31, 1995                                2

Consolidated Statements of Income for the three and nine months
ended September 30, 1996 and 1995                                       3

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1996 and 1995                                       4

Notes to Consolidated Financial Statements                              5

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations                           7 - 13

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                               14

PART I FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     THE MONEY STORE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1996           1995
                                                      ------------    ------------
                                                      (UNAUDITED)
Cash and cash equivalents (including $143,432 and
  $136,159 in 1996 and 1995 which is restricted)        $  240,558     $  178,781
Receivables, net of allowance for credit losses
 of  $19,902  and $15,591 in 1996 and 1995               1,339,394      1,029,853
Excess servicing asset                                     706,557        524,359
Property and equipment, net                                 62,508         33,762
Other                                                       26,777         25,493
                                                        ----------     ----------
                                                        $2,375,794     $1,792,248
                                                        ==========     ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Notes payable                                          $1,378,016     $1,075,892
 Accounts payable and other liabilities                    257,389        226,443
 Income taxes, principally deferred                        117,864         94,928
 Unearned insurance commissions                              6,787          4,704
 Allowance for credit losses on loans sold                 184,330        125,155
                                                        ----------     ----------
                                                         1,944,386      1,527,122
                                                        ----------     ----------
Subordinated debt                                           13,000         24,000
                                                        ----------     ----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
 Preferred stock, no par;
   authorized 10,000,000 shares; none
   issued and outstanding
 Common stock, no par; authorized
   250,000,000 shares; issued and
   outstanding 57,562,598 shares in
   1996 and 51,339,896  in 1995                            182,995         59,603
 Paid in capital                                             2,023              0
 Retained earnings                                         233,390        181,523
                                                        ----------     ----------
                                                           418,408        241,126
                                                        ----------     ----------
                                                        $2,375,794     $1,792,248
                                                        ==========     ==========

          See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                  1996                 1995               1996                 1995
                                              -----------          -----------         -----------         -----------
REVENUES:
     Gain on sale of receivables              $   143,701          $   103,675         $   359,513         $   242,993
     Finance income, fees earned and other         58,483               41,586             175,791             106,691
                                              -----------          -----------         -----------         -----------
                                                  202,184              145,261             535,304             349,684
                                              -----------          -----------         -----------         -----------

EXPENSES:
     Salaries and employee benefits                42,892               32,338             117,001              86,031
     Other operating expenses                      52,372               29,997             138,528              82,871
     Provision for credit losses                   35,870               33,800              94,891              61,752
     Interest                                      32,993               26,612              91,426              65,990
                                              -----------          -----------         -----------         -----------
                                                  164,127              122,747             441,846             296,644
                                              -----------          -----------         -----------         -----------
Income before income taxes                         38,057               22,514              93,458              53,040
                                              -----------          -----------         -----------         -----------
Income taxes (credits):
     Current                                       (5,756)              11,950              (5,297)              7,194
     Deferred                                      21,093               (2,669)             42,934              14,603
                                              -----------          -----------         -----------         -----------
                                                   15,337                9,281              37,637              21,797
                                              -----------          -----------         -----------         -----------
Net income                                    $    22,720          $    13,233         $    55,821         $    31,243
                                              ===========          ===========         ===========         ===========
Net income per share                                $0.38                $0.26               $0.95               $0.61
                                              ===========          ===========         ===========         ===========

Weighted average number
   of common shares outstanding                59,090,793           51,096,575          58,629,987          50,934,678
                                              ===========          ===========         ===========         ===========

          See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            1996          1995
                                                                        -----------   -----------
Cash flows from operating activities:
   Net income                                                           $    55,821   $    31,243
   Adjustments to reconcile net income to net
      cash used in operations:
      Depreciation and amortization                                           8,787         5,799
      Provision for deferred income taxes                                    42,934        14,603
      Provision for credit losses                                            94,891        61,752
      Net changes in operating assets and liabilities:
          Proceeds from loans sold                                        3,856,057     2,405,588
          Loans originated and purchased                                 (4,039,226)   (2,626,513)
          Loans repurchased                                                  (5,500)       (7,057)
          Increase in receivables                                          (166,671)      (83,681)
          Excess Servicing Spread                                          (350,666)     (234,267)
          Amortization of excess servicing asset                            168,468        98,473
          Net increase (decrease) in accounts payable and
             other liabilities                                              (10,369)       11,073
          Other, net                                                         (9,790)       (1,799)
                                                                        -----------   -----------
   Net cash used in operating activities                                   (355,264)     (324,786)
                                                                        -----------   -----------
Cash flows from investing activities:
   Purchase of property and equipment                                       (35,446)      (12,628)
                                                                        -----------   -----------

Cash flows from financing activities:
   Net increase (decrease) in credit facilities                              52,124       (39,386)
   Proceeds from other notes payable                                        333,000       300,000
   Principal payments on other notes payable                                (83,000)            0
   Principal payments on subordinated debt                                  (11,000)            0
   Debt issuance costs                                                       (1,413)       (1,421)
   Net increase in collections payable                                       41,315        41,226
   Net proceeds from issuance of common stock                               122,075             0
   Proceeds from exercised stock options                                      1,317         1,329
   Tax benefit from exercise of stock options                                 2,023             0
   Dividends paid                                                            (3,954)       (2,411)
                                                                        -----------   -----------
   Net cash provided by financing activities                                452,487       299,337
                                                                        -----------   -----------
   Net increase (decrease) in cash and cash equivalents                      61,777       (38,077)
Cash and equivalents at beginning of period                                 178,781       161,292
                                                                        -----------   -----------
Cash and cash equivalents at end of period                              $   240,558   $   123,215
                                                                        ===========   ===========

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

     In the opinion of management all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for these periods have been made. However, results for such interim periods are subject to year-end adjustments and are not necessarily indicative of results for a full year.


     (2) NET INCOME PER SHARE

     Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period, after giving effect to common stock equivalents arising from the issuance of stock options. All share and per share amounts have been restated to reflect the five-for-two stock split on December 1, 1995.

     (3) COMMITMENTS AND CONTINGENCIES

     The Company generally sells its home equity loans with servicing retained in mortgage pass-through transactions and in whole loan transactions. In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business due to commitments and obligations to service and repurchase loan receivables which are not included in the accompanying consolidated financial statements. These commitments and obligations do not necessarily represent future cash flow obligations. The obligations to repurchase home equity loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $63,911,000 of home equity loans at September 30, 1996, which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

     In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into agreements that allow the Company to sell loans to certain trusts in the future at an agreed upon price. At September 30, 1996, under the terms of such agreements the Company had the right to sell $119,593,000 of home equity loans.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     (4) SUBSEQUENT EVENTS

     On November 5, 1996, the Company completed an underwritten public offering of 4.6 million shares of $1.72 Mandatory Convertible Preferred Stock at $26.50 per share, resulting in net proceeds of $117.9 million, which were used to pay down outstanding warehouse loans and other credit facilities. Each share of Preferred Stock will pay an annual dividend of $1.72 per share, will be convertible at the option of the holder into 0.833 shares of Common Stock and will automatically convert on December 1, 1999 into Common Stock. The mandatory conversion rate, based on a formula, will range from
     0.8333 to 1.000 shares of Common Stock per share of Preferred Stock depending on the market price of the Common Stock for the 20 trading days preceding the mandatory conversion date.

     On November 11, 1996, the Underwriters informed the Company of their intent to exercise an over-allotment option they had been granted for an additional 615,000 shares of Mandatory Convertible Preferred Stock which should result in an additional $15.8 million in net proceeds to the Company. The proceeds from the exercise of the over-allotment option, which is expected to close on November 14, 1996, will be used to pay down additional outstanding warehouse loans and other credit facilities.

     ITEM 2

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FINANCIAL CONDITION

     SEPTEMBER 30, 1996


     Receivables, net, increased $309.5 million to $1.3 billion at September 30, 1996 from $1.0 billion at December 31, 1995. This increase was primarily due to a net increase in loans held for sale of $182.2 million, accrued interest receivable of $21.5 million, other receivables of $101.5 million and allowance for credit losses of $4.3 million in 1996. The increase in loans held for sale was due primarily to the fact that loans originated and purchased exceeded loan sales by $183.2 million, offset by reductions of $1.0 million. Originations increased 54% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, primarily as a result of the Company providing greater variety of products, complemented by geographic expansion of the originations network and diversification in the methods of loan origination.

     The increase in accrued interest receivable is primarily due to the growth in the serviced loan portfolio. The increase in other receivables is principally attributable to advances, designed to protect investors from losses, made in connection with certain securitizations. Also included in other receivables are repurchased loans. The balance of the repurchased loan portfolio was $25.7 million at September 30, 1996 compared to $29.2 million at December 31, 1995. In the past, when the Company sold home equity loans as whole loans, it generally committed to repurchase loans that became more than 90 days past due, up to a predetermined limit. The Company has increased its use of securitizations and has been able to negotiate whole loan sales without such a contingent repurchase obligation.

     The Excess Servicing Asset increased by $182.2 million to $706.6 million at September 30, 1996 from $524.4 million at December 31, 1995. This increase was due to Excess Servicing Spread on loans sold with servicing retained of $350.7 million offset by amortization of $168.5 million.

     Property, plant and equipment, net increased by $28.7 million to $62.5 million at September 30, 1996 from $33.8 million at December 31, 1995. This increase was largely a result of the purchase of land and related development costs to date in the amount of $15.2 million for the construction of the Company's new building in West Sacramento, California. The building is expected to be completed in late 1997, with an anticipated total cost of approximately $75.0 million. In addition, the Company purchased $11.5 million in computer equipment to enhance the branch office's automation to support new product lines, provide system improvements and equipment supporting electronic document generation, storage and retrieval. Furniture and office equipment and leasehold improvements increased $8.7 million primarily attributable to employment growth in the home equity loan division and the auto loan division. These increases were offset by depreciation expense of $6.7 million.

     The primary source of funding the Company's receivables comes from borrowings issued under various credit arrangements. At September 30, 1996, the Company had notes payable of $1.4 billion, which compares with $1.1 billion at December 31, 1995, an increase of $302.1 million. This increase is primarily a result of net increases of $52.1 million in secured credit facilities, in addition to borrowings of $333.0 million in connection with a three-year revolving credit facility (the "Credit Facility") offset by principal payments on unsecured notes of $83.0 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FINANCIAL CONDITION (CONT.)


     Accounts payable and other liabilities increased $31.0 million to $257.4 million at September 30, 1996, from $226.4 million at December 31, 1995. The increase resulted primarily from an increase in funds collected on loans sold and serviced for others ("collections payable") of $41.3 million offset by a decrease in other miscellaneous accounts payable and accrued expenses.

     Income taxes, principally deferred, increased $23.0 million, from $94.9 million at December 31, 1995 to $117.9 million at September 30, 1996. This increase resulted from the net income for the nine months ended September 30, 1996.

     The allowance for credit losses on loans sold increased $59.1 million from $125.2 million at December 31, 1995 to $184.3 million at September 30, 1996, due to an increase in the amount of loans sold.

     Total shareholders' equity at September 30, 1996 was $418.4 million which compares with $241.1 million at December 31, 1995, an increase of $177.3 million. During March 1996, the Company completed a common stock offering, the net proceeds of which amounted to $122.1 million. In addition, the Company had net income of $55.8 million, received proceeds from exercised stock options of $1.3 million and recorded $2.0 million in paid in capital representing the tax benefit from the exercise by employees of nonqualified stock options and disqualified incentive stock options. Shareholders' equity decreased $3.9 million as a result of payment of cash dividends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net income for the nine months ended September 30, 1996 was $55.8 million ($0.95 per share) on 58,629,987 weighted average number of shares outstanding compared to net income of $31.2 million ($0.61 per share) on 50,934,678 weighted average number of shares outstanding for the nine months ended September 30, 1995, an increase of 79%. The increase in net income is primarily attributable to income derived from gain on sale of receivables, as well as finance income and fees earned due to the growth in the Company's serviced loan portfolio.

     Gain on sale of receivables totaled $359.5 million for the nine months ended September 30, 1996, an increase of 48%, compared to $243.0 million
     for the nine months ended September 30, 1995.   Loans sold for the nine
     months ended September 30, 1996 totaled $3.9 billion, compared to $2.4 billion for the nine months ended September 30, 1995, offset by a decrease in the percentages of Excess Servicing Spread as follows: (i) on home equity loans sold to 3.42% for the nine months ended September 30, 1996 from 3.47% for the nine months ended September 30, 1995, (ii) on SBA loans sold including the sale of unguaranteed portions of SBA loans to 1.93% for the nine months ended September 30, 1996 from 2.16% for the nine months ended September 30, 1995, (iii) student loans sold to 1.41% for the nine months ended September 30, 1996 from 1.72% for the nine months ended September 30, 1995, and (iv) on auto loans to 9.86% for the nine months ended September 30, 1996 from 10.33% for the nine months ended September 30, 1995.

     Finance income, fees earned and other totaled $175.8 million for the nine months ended September 30, 1996, an increase of 65%, compared to $106.7 million for the nine months ended September 30, 1995. The primary factor attributable to the growth in finance income and fees is the increase in the Company's serviced loan portfolio of 43% to $11.2 billion at September 30, 1996 as compared to $7.8 billion at September 30, 1995.

     Salaries and employee benefits increased 36% to $117.0 million for the nine months ended September 30, 1996, compared to $86.0 million for the nine months ended September 30, 1995. This increase was largely a result of additional staff needed for the growth in the home equity loan division and the auto loan division.

     Other operating expenses increased 67% to $138.5 million for the nine months ended September 30, 1996, compared to $82.9 million for the nine months ended September 30, 1995. The increase was primarily attributable to occupancy costs and related office expenses associated with the opening of additional branch offices totaling $15.3 million. In addition, advertising expense increased $15.2 million, professional fees (including computer programming consulting fees) increased $7.0 million primarily to support enhancing the branch offices' computer system and loan expenses increased $5.4 million as a result of the Company's growth in loan originations.

     The provision for credit losses increased $33.1 million to $94.9 million for the nine months ended September 30, 1996 from $61.8 million for the nine months ended September 30, 1995. The provision increased to maintain the allowance for credit losses and the allowance for credit losses on loans sold at a level considered adequate to cover risk characteristics of the serviced loan portfolio and increased loan originations and sales. Home equity loans delinquent 90 days-and-over increased to 3.33% at September 30, 1996 from 2.09% at September 30, 1995. SBA Loans delinquent 90 days-and-over increased to 4.03% at September 30, 1996 from 3.71% at September 30, 1995. Auto Loans delinquent 90 days-and-over increased to 0.34% at September 30, 1996, from .02% at September 30, 1995, the initial year of operations for the division.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS (CONT.)

     Charge-offs, net of recoveries increased 80% to $32.4 million for the nine months ended September 30, 1996 from $18.0 million for the nine months ended September 30, 1995, due to the increase in the Company's serviced loan portfolio.

     Interest expense increased 39% to $91.4 million for the nine months ended September 30, 1996, from $66.0 million for the nine months ended September 30, 1995. The increase is attributable to the increase in the Company's average debt outstanding during the nine months ended September 30, 1996.

     Income taxes increased 73% to $37.6 million for the nine months ended September 30, 1996 over the prior year due to an increase in pretax income. The effective tax rate decreased to 40% for the nine months ended September 30, 1996, compared to 41% for the nine months ended September 30, 1995, as a result of a decrease in state taxes.

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net income for the third quarter 1996 was $22.7 million ($0.38 per share) on 59,090,793 weighted average shares outstanding compared to net income of $13.2 million ($0.26 per share) on 51,096,575 weighted average shares outstanding for the third quarter of 1995, an increase of 72%. The increase in net income is primarily attributable to income derived from the gain on sale of receivables, as well as finance income and fees earned caused by the growth in the Company's serviced loan portfolio.

     Gain on sale of receivables totaled $143.7 million for the third quarter of 1996, an increase of 39% compared to $103.7 million for the third quarter of 1995. The increase is primarily attributable to an increase of 44% in loans sold from $975.9 million in the third quarter of 1995 to $1.4 billion in the third quarter of 1996. Offsetting this increase is a decrease in the Excess Servicing Spread (i) on home equity loans sold to 3.73% for the third quarter of 1996 from 3.92% for the third quarter of 1995, (ii) on SBA loans sold to 1.23% for the third quarter of 1996 from 1.68% (which includes the sale of unguaranteed portion of SBA loans) for the third quarter of 1995 and (iii) on auto loans sold to 10.05% for the third quarter of 1996 from 10.33% for the third quarter of 1995. There were no sales of loans by the student loan division for the three months ended September 30, 1996, compared to Excess Servicing Spread of 1.72% for the third quarter of 1995.

     Finance income, fees earned and other totaled $58.5 million for the third quarter of 1996 an increase of 41% compared to $41.6 million for the third quarter of 1995. The primary factor attributable to the growth in finance income and fees is the increase in the Company's serviced loan portfolio of 43% to $11.2 billion at September 30, 1996, compared to $7.8 billion at September 30, 1995.

     Salaries and employee benefits increased 33% to $42.9 million for the third quarter of 1996 from $32.3 million for the third quarter of 1995. This increase was largely the result of additional staff needs for growth in the home equity loan division, as well as new offices for the auto loan division.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS (CONT.)


     Other operating expenses increased 75% to $52.4 million for the third quarter of 1996, compared to $30.0 million for the third quarter of 1995. The increase is primarily attributable to an increase in occupancy costs and related office expenses totaling $3.4 million associated with the opening of additional branch and administrative offices, advertising expense of $7.9 million, professional fees of $2.6 million, primarily to support enhancing the branch offices' computer system, and loan expenses of $3.3 million as a result of the Company's growth in loan originations.

     The provision for credit losses increased by 6% to $35.9 million for the third quarter 1996 from $33.8 million for the third quarter of 1995. Charge-offs, net of recoveries, increased 79% to $12.9 million for the third quarter of 1996 compared to $7.2 million for the third quarter of 1995, due to the increase in the Company's serviced loan portfolio.

     Interest expense increased 24% to $33.0 million for the third quarter of 1996, from $26.6 million for the third quarter of 1995. This increase resulted from increases in notes payable used in part to fund the increase in receivables.

     Income taxes increased 65% to $15.3 million for the third quarter of 1996, from $9.3 million for the third quarter of 1995, due to an increase in pretax income.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's business requires continual access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, advances and reserve account deposits in securitizations, loan repurchases, repayment of debt upon maturity, payment of operating and interest expenses and capital expenditures. The Company's primary sources of liquidity are sales into secondary markets of the loans it originates, long-term borrowing (senior notes and subordinated debt), unsecured credit facilities, borrowing under term loans and credit facilities secured by pledges of its loans, in most cases until such loans are sold and the lenders can be repaid, and finance income and fees generated by the serviced loan portfolio.

     In order to continue to originate loans, the Company will need to maintain and renew its various credit facilities at least at current levels, or obtain new credit facilities to replace existing facilities and its long term borrowing as they become due.

     Cash and cash equivalents were $240.6 million at September 30, 1996, an increase of $61.8 million from December 31, 1995. At September 30, 1996, $143.4 million of cash and cash equivalents were restricted. These restrictions are reduced as loans are liquidated. This increase resulted from cash provided by financing activities of $452.5 million primarily attributable to net proceeds from the issuance of 5.9 million shares of the Company's common stock, the net proceeds of which were $122.1 million, and the net increase in notes payables of $302.1 million offset by cash used in operating activities and investing activities of $355.3 million and $35.5 million, respectively.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES (CONT.)


     The Company began development of its new West Coast headquarters office building located in West Sacramento, California in May 1996, with completion expected in late 1997. The project, which includes the purchase of land and building construction, is estimated to cost approximately $75.0 million, and will be funded out of the general working capital of the Company. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business.

     At September 30, 1996, the Company had $2.4 billion of credit facilities for warehousing loans which are subject to periodic renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities $2.0 billion was unused at September 30, 1996. At December 31, 1995, the Company had $1.6 billion of availability of credit facilities for warehousing loans, of which $1.2 billion was unused. At September 30, 1996, the Company had $407.3 million of warehouse notes payable at a weighted average interest rate of 6.34%.

     On August 16, 1996, the Company entered into a $400 million unsecured Credit Facility. At September 30, 1996, outstanding advances under the Credit Facility were $333.0 million with a weighted average interest rate of 6.80%. In addition, at September 30, 1996, the Company had outstanding $637.2 million of unsecured debt and $13.0 million of subordinated debt which requires the Company to pay $13.0 million in the fourth quarter of 1996, $112.0 million in 1997, $40.0 million in 1998, $190.0 million in
     1999, $110.0 million in 2000, $35.0 million in 2001 and $150.0 million in
     2002. The unsecured senior notes and subordinated debt bear interest at rates ranging from 7.63% to 12.00%, with a weighted average interest rate of 8.64% at September 30, 1996.

     The Company is required to comply with various operating and financial covenants defined in the above agreements including covenants which may restrict the Company's ability to pay dividends. At September 30, 1996, under the most restrictive of these dividend covenants, the Company had available $145.5 million for the payment of dividends.

     On November 5, 1996, the Company completed an underwritten public offering for 4.6 million shares of $1.72 Mandatory Convertible Preferred Stock. The net proceeds of $117.9 million were used to pay down a portion of the outstanding warehouse loans and the Credit Facility. On November 11, 1996, the Underwriters informed the Company of their intent to exercise an over-allotment option they had been granted for an additional 615,000 shares which should result in an additional $15.8 million in net proceeds to the Company. These proceeds will also be used to pay down additional outstanding warehouse loans and the Credit Facility.

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

     PART II OTHER INFORMATION

     Item 2.  Changes in Securities

              (b) The right of the holders of the Company's common stock to receive dividends has been limited by the Amendment to the Restated Certificate of Incorporation of the Company relating to the issuance of its $1.72 Mandatory Convertible Preferred Stock (the "Amendment'). Generally, the Amendment prohibits the payment of dividends on the Company's common stock unless, among other things, full dividends on all outstanding shares of Preferred Stock have been paid or declared and set aside for payment.

     Item 6.  Exhibits and Reports on Form 8-K

              (a) (1) The Amendment. Incorporated herein by reference to Exhibit
                      4.1 of the Company Form 8-K as filed with Securities and Exchange Commission on October 31, 1996.

                  (2) The $400,000 Credit Agreement dated as of August 16, 1996 among the Company, as borrower, the various financial institutions named therein, as lenders, First Union National Bank of North Carolina, as documentation agent, and The First National Bank of Chicago, as administrative agent, as amended by Amendment No. 1 thereto, incorporated hereby by reference to Exhibit 10.1 of the Company's Form 8-K as filed with the Securities and Exchange Commission on October 31, 1996.


              (b) The Company filed the following reports on Form 8-K during the third quarter of 1996 and through the date hereof:

                  (1) On October 23, 1996, under Item 5, containing (i) the
                      Press Release that announced the Company's financial results for the quarter ended September 30, 1996 and (ii) the Press Release that announced the execution of an agreement pursuant to which HFS Incorporated ("HFS") selected The Money Store Inc. to be its preferred vendor to provide qualified franchisees of HFS' hotel brands with SBA and conventional loans.

                  (2) On October 30, 1996, under Item 5, containing (i) the
                      Amendment, (ii) the opinion of Eric R. Elwin, Esq., Corporate Counsel to Company, regarding legality of the Preferred Stock, (iii) the opinion of Stroock & Stroock & Lavan regarding tax matters and (iv) the Credit Agreement.

                  (3) On October 30, 1996, under Item 5, containing (i) the
                      Underwriting Agreement dated October 30, 1996 among the Company, Prudential Securities Incorporated, Bear Stearns & Co., Inc., Montgomery Securities and Oppenheimer & Co., Inc., as representatives of the several underwriters named therein and (ii) the Pricing Agreement dated October 30, 1996 among the Company, Prudential Securities Incorporated, Bear Stearns & Co., Inc., Montgomery Securities and Oppenheimer & Co., Inc., as representatives of the several underwriters named in the Underwriting Agreement.

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



                                           The Money Store Inc.
                                           --------------------
                                               (Registrant)



                                           By: /s/ James K. Ransom
                                           -------------------------------
                                              James K. Ransom
                                              Vice President and
                                              Principal Accounting Officer



     Dated:  November 13, 1996