Form 10-K
period 1996-12-31
MONEY STORE INC /NJ
filed 1997-03-28
CIK 876297

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission File No.: 001-10785

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

            New Jersey                                           22-2293022
(State or other jurisdiction of                               (I.R.S. Employer
  incorporated or organization)                              Identification No.)

     2840 Morris Avenue, New Jersey                                 07083
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (908) 686-2000.

                                   ----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    (Title of Each Class)            (Name of Each Exchange on which Registered)
    ---------------------            -------------------------------------------
  Common Stock, no par value                Nasdaq National Market System
  Preferred Stock, no par value             Nasdaq National Market System

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [x] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of February 3, 1997 the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $917,129,599.

     As of March 25, 1997 the shares outstanding of the issuer's class of common stock were 57,976,380.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III, items 10, 11, 12, and 13, is incorporated by reference to The Money Store Inc.'s definitive proxy statement to shareholders which will be filed with the Commission no later than 120 days after December 31, 1996.

                                     PART I

Item 1.  Business

     The Money Store Inc. together with its subsidiaries (the "Company") is a financial services company engaged in the business of originating (including purchasing), selling and servicing consumer and commercial loans of specified types and offering related services. Loans originated by the Company primarily consist of: (i) fixed and adjustable rate loans secured by mortgages on residential real estate (collectively "Home Equity Loans") which include FHA Title I home improvement loans ("FHA Title I Loans") insured by the Federal Housing Authority (the "FHA") of the United States Department of Housing and Urban Development ("HUD"), and other home improvement loans not insured by FHA ("Conventional Home Improvement Loans") and collectively with FHA Title I Loans, ("Home Improvement Loans"); (ii) loans guaranteed in part ("SBA Loans") by the United States Small Business Administration (the "SBA") and commercial loans generally secured by first mortgages ("Small Business Loans" and, together with SBA Loans, "Commercial Loans"); (iii) government guaranteed student loans ("Student Loans"); and (iv) motor vehicle retail installment sale contracts purchased from automobile dealers ("Auto Loans").

     The business strategy of the Company has been to identify and pursue niche lending opportunities which management believes have had widespread unsatisfied demand. For the year ended December 31, 1996, the Company originated approximately $5.7 billion of loans. Of these loans, approximately 73% by principal amount were Home Equity Loans, approximately 11% by principal amount were Commercial Loans, approximately 8% by principal amount were Student Loans and approximately 8% by principal amount were Auto Loans. Management believes that during 1996 the Company was among the largest originators, by principal amount, of Home Equity Loans and Student Loans in the United States. Based upon statistics compiled by the SBA, management believes that during each of the last 14 SBA fiscal years the Company originated a greater principal amount of SBA Loans than any other originator of such loans in the United States.

     The majority of Home Equity Loans are made to borrowers owning one-to four-family homes, for the purpose of refinancing existing mortgage loans, debt consolidation, home improvements, education and a variety of other purposes. Management believes that American homeowners have substantial home equity available as security for additional borrowings and that the use of home equity loans should continue to increase.

     The focus of the Company's commercial lending activities to date has been to originate business loans for the purchase or refinance of owner/user commercial real estate or small businesses under SBA guidelines. The majority of the Commercial Loans originated by the Company are loans to purchase or refinance owner/user commercial real estate, with the balance primarily consisting of loans for which the use of loan proceeds may not be limited to the purchase or refinance of commercial real estate.

     The Company originates Student Loans to tens of thousands of students annually. The Company primarily targets students attending accredited four-year colleges and universities. In October 1995, the Company began to originate privately insured student loans.

     The Company began originating Auto Loans in January 1995. Retail installment sale contracts for new and used automobiles, minivans, vans, and light trucks are purchased from automobile dealers. These contracts provide financing to individuals purchasing the vehicles.

     Substantially all of the loans originated by the Company are sold to institutional investors or pledged to the Company's warehouse lenders until the loans can be sold and these lenders repaid. Revenue is recognized as gain on sale of receivables, which represents the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loan, in excess of normal loan servicing fees (the "Excess Servicing Spread") and non-refundable fees and premiums on loans sold. The Company recognizes such gain on sale of receivables in the year that such loans are sold, although cash (representing the Excess Servicing Spread and servicing fees) is received by the Company over the lives of the loans. The Company's practice of selling its loans is designed to increase the Company's liquidity, reduce its need to access markets for capital and reduce certain risks associated with interest rate fluctuations. For loans sold during 1996, the Excess Servicing Spread averaged approximately 3.68% on Home Equity Loans, 2.09% on Commercial Loans, 1.90% on Student Loans and 10.09% on Auto Loans.

     The Company has several strategies which it employs in an attempt to minimize the risk of interest rate fluctuations during the period between the time it originates loans and the time such loans are sold: i) the Company attempts to package and sell loans on a regular basis, thereby minimizing the period during which loans are held, ii) the Company usually does not fix the interest rate applicable to fixed rate Home Equity Loans it originates until shortly prior to the closing of the loans as an economic hedge, iii) the Company from time to time purchases or sells government securities at agreed upon prices, and iv) in certain securitizations the Company enters into an agreement that allows it to sell loans in the future at an agreed upon price. The Company has basis risk on certain variable rate loans it sells where the customer and investor rates are based upon different indices and adjust at varying intervals.

     At December 31, 1996 the Company operated out of 217 branch offices and was doing business in 50 states, the District of Columbia and the Commonwealth of Puerto Rico.

     The following table shows the Company's originations and portfolio balances for the three years ended December 31, 1996:


                                             Originations and Serviced Loan Portfolio
                                                      (Dollars in thousands)

                                            As of and for the years ended December 31,
                                             -----------------------------------------

                                         1996                                 1995                               1994
                          ----------------------------------   ---------------------------------   ---------------------------------

                              Originations                         Originations                        Originations
                          ---------------------                --------------------                ---------------------
                                                   Serviced                            Serviced                            Serviced
                                        Number       Loan                    Number      Loan                    Number      Loan
                            Amount     of Loans   Portfolio      Amount     of Loans  Portfolio      Amount     of Loans   Portfolio
                          ----------   --------  -----------   ----------   --------  ----------   ----------   -------  ----------

Home Equity
   Loans                  $4,150,992   104,519   $ 8,230,776   $2,885,044    67,828   $5,751,677   $2,013,027    38,644  $3,725,918
% of Total                      72.9%                   67.5%        75.5%                  66.7%        72.4%                 63.2%
Commercial Loans             635,498     1,769     2,282,384      440,728     1,461    1,907,050      420,416     1,143   1,605,645
% of Total                      11.2%                   18.7%        11.5%                  22.1%        15.1%                 27.2%
Student Loans                458,459   168,837     1,203,739      369,129   139,946      845,501      345,965   136,354     566,906
% of Total                       8.0%                    9.9%         9.7%                   9.8%        12.5%                  9.6%
Auto Loans                   448,105    45,124       475,533      128,070    13,141      117,239
% of Total                       7.9%      --            3.9%         3.3%      --           1.4%         --        --          --
                          ----------   -------   -----------   ----------   -------   ----------   ----------   -------  ----------
Totals                    $5,693,054   320,249   $12,192,432   $3,822,971   222,376   $8,621,467   $2,779,408   176,141  $5,898,469
                          ==========   =======   ===========   ==========   =======   ==========   ==========   =======  ==========

Home Equity Loans

Overview

     The Company's mortgage lending activities consist of originating, selling and servicing Home Equity Loans. These loans are primarily secured by one-to four-family residential properties, including low-rise condominiums, single-family detached homes, single-family attached homes, properties in planned unit developments and mixed use properties. The Company generally does not make Home Equity Loans secured by high-rise condominiums, cooperative residences or other categories of properties that management believes have high levels of risk. Home Equity Loans are made to borrowers for the purpose of refinancing existing mortgage loans, debt consolidation, home improvements, education and a variety of other purposes. In 1996, the Company began test marketing a home equity line of credit ("HELOC").

     As of December 31, 1996 Home Equity Loans secured by property located in California, New York, New Jersey, Pennsylvania and Washington accounted for 13.8%, 9.2%, 6.9%, 6.1% and 5.7%, respectively, of the principal amount of Home Equity Loans in the serviced loan portfolio. At such date, Home Equity Loans secured by property located in each other jurisdiction represented less than 5.6% of the principal amount of Home Equity Loans in the serviced loan portfolio.

Home Equity Loan Origination

     The Company's 92 Home Equity Loan origination offices do business in 41 states and the District of Columbia. The Company intends to enter most remaining major geographic markets in the United States gradually as conditions warrant.

     The Company's Home Equity Loan division is centrally organized with its administrative, underwriting and servicing operations based in Sacramento, California, with local offices generally located in major metropolitan areas. Applications for Home Equity Loans typically are received by telephone direct from the public or through independent mortgage brokers. The Company also originates Home Equity Loans by purchasing them from other originators or holders ("Wholesale Loans").

     The entire application and approval process for Home Equity Loans other than Wholesale Loans is generally conducted by telephone. The Company attempts to grant approvals of loans quickly to borrowers meeting the Company's lending guidelines. A loan officer is responsible for completing, evaluating and processing the loan application of a prospective borrower based on information obtained from the borrower or mortgage broker and verified with third parties. Although some applications are approved in branch offices, substantially all loan applications are approved by an underwriter in Sacramento. Loan officers are trained to structure loans that meet the applicant's needs, while satisfying the Company's lending guidelines. If an applicant does not meet the guidelines for the loan applied for, a different loan that better suits the applicant's needs may be suggested to the applicant.

     The Company originates Home Equity Loans to borrowers with credit histories and income deemed satisfactory by management who indicate the ability to repay their loan. Management supports two main origination policies. The primary and initial origination policy is to analyze the applicant's creditworthiness (i.e., a determination of the applicant's ability to repay the loan). Creditworthiness is assessed by examination of a number of factors, including calculating a debt-to-income ratio, which is the sum of the borrower's normal monthly expenses divided by the applicant's monthly income before taxes and other payroll deductions (the "Gross Debt Ratio"), examining the applicant's credit history through standard credit reporting bureaus, and by checking the applicant's payment history with respect to existing mortgages, if any, on the property.

     The second origination policy for Home Equity Loans other than Home Improvement Loans and certain HELOC's is a determination of the ratio (the "Combined Loan-to-Value Ratio") that all mortgages existing on the property (including the loan applied for, less any premiums for credit life or disability insurance which are financed) bear to the appraised value of the property securing such loan at the time of origination. Combined Loan-to-Value Ratio guidelines are established depending on the type of loan and creditworthiness of the borrower. For Home Equity Loans of more than $15,000, the Company generally confirms the value of the property to be mortgaged by appraisals (which in certain cases may be drive-by appraisals) performed by independent appraisers or by acceptable alternative valuation techniques.

     The Company has several procedures which it uses to verify information obtained from an applicant. The applicant's outstanding balance and payment history on any senior mortgage may be verified by calling the senior mortgage lender. If the senior mortgage lender, if any, can not be reached by telephone or will not verify this information, the Company attempts to verify the information using other methods. In order to verify an applicant's employment status, the Company will obtain from the applicant either recent tax returns and other tax forms (e.g., W-2 Forms) and current pay stubs and the Company may telephone the applicant's employer or obtain written verification from the employer. Further, the Company will not close a Home Equity Loan prior to receiving evidence that the property securing the loan, if any, is insured. For loans over $15,000, a title search is ordered to verify the vesting of title to the mortgaged property, along with the existence of any mortgages, tax or other liens that have been levied on the property, to assure that the lien priority will be as represented by the borrower.

     Most Home Equity Loans originated by the Company are scheduled to amortize over their terms. The Company may also collect nonrefundable points, late charges and various fees in certain states in connection with its Home Equity Loans. Other fees charged, where allowable, include those related to credit reports, lien searches, title insurance and recordings, prepayment fees and appraisal fees. Home Equity Loans have original terms up to 30 years. Because of prepayments, it is expected that Home Equity Loans will have shorter lives than their original terms to maturity.

     Although the Company has no maximum dollar amount for Home Equity Loans other than Home Improvement Loans, the actual maximum amount that the Company will lend is determined by a number of factors, including the applicant's ability to repay the loan, the value of the borrower's equity in the real estate and the ratio of such equity to the home's value.

     The Company began making FHA Title I Loans in 1990 and Conventional Home Improvement Loans in 1995. It began making both FHA insured and non-FHA insured loans originated through and purchased from home improvement contractors ("Dealer/Contractor Loans") in 1994. Under current FHA regulations, the maximum amount of an FHA Title I Loan on a single family home is $25,000. Borrowers must use the proceeds of such FHA Title I Loans to improve the property securing the FHA Title I Loan. The underwriting process with respect to Home Improvement Loans other than Dealer/Contractor Loans is substantially similar to the process for Home Equity Loans, except that for loans of $15,000 or less, Combined Loan-to-Value Ratios generally are not computed and appraisals are not obtained. If a contractor desires to utilize the Company's financing programs it must make application to the Company for approval. All purchased Dealer/Contractor Loan contracts are on forms provided or approved by the Company and each contract purchased is approved in accordance with the Company's guidelines. Where required, property values are generally determined by drive-by "as-is" appraisals. Title insurance is required on some of these loans in first lien position.

     Where state laws permit, the Company has, in some instances, entered into arrangements with insurance carriers pursuant to which the Company offers, as agent for such insurers, credit life and accident and health coverage to its Home Equity Loan borrowers. If an insurance policy is purchased, the cost to the borrower of the policy is generally financed as part of the loan. The Company receives a commission based on the insurance policy's premium and remits the premium net of commissions to the sponsoring insurance carrier. The Company occasionally receives a premium for reinsuring a portion of the credit life and accident and health insurance offered to its borrowers. The purchase of insurance is not a prerequisite to loan approval. Premiums and commissions on credit life and accident and health insurance coverage vary from state to state. For financial statement purposes, insurance commissions received are deferred and recognized over the life of the insurance policy.

Home Equity Loan Servicing and Sales

     The Company currently sells Home Equity Loans primarily through the issuance of asset-backed securities ("Asset-Backed Securities") to financial institutions and retains the right to service the loans it originates. Servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the loans, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and bankruptcies in the event of unremedied defaults and managing real estate owned.

     Through December 31, 1996 the Company has completed offerings of Home Equity Loan Asset-Backed Securities aggregating $10.7 billion. In 1996, $3.8 billion of Home Equity Loans were sold in Home Equity Loan Asset-Backed Securities, and $169.0 million of Home Equity Loans were sold in whole loan sales. The Home Equity Loan Asset-Backed Securities represent undivided beneficial ownership interests in pools consisting of loans originated by the Company which have been sold by the Company to an independent trust. The principal and part of the interest payments on such loans are remitted by the Company, as the servicer of the loan pool, to the trust and then passed from the trust to investors in the Asset-Backed Securities. As a result of the credit enhancements described below, the primary risk to investors in Asset-Backed Securities is the risk that loans underlying the Asset-Backed Securities will be prepaid at a rate other than as expected, thereby changing the rate at which an investor's principal is repaid.

     Each issue of credit enhanced Home Equity Loan Asset-Backed Securities sold to investors has received a rating of Aaa from Moody's Investors Service Inc. ("Moody's") and AAA from Standard & Poor's Ratings Services ("S&P"). Asset-Backed Securities provide an additional source of liquidity for the Company, and the Company intends to continue to sell Home Equity Loans through sales of Asset-Backed Securities.

     The investors' protection from losses is generally provided by various structuring mechanisms and combinations of cash deposits, bank letters of credit, subordination accounts and credit enhancement provided by third parties. In some structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and credit enhancement provided by third parties. At December 31, 1996 and 1995, the Company had $112.3 million and $49.1 million, respectively, of cash deposits held in interest bearing accounts and $170.2 million and $81.4 million in subordination accounts, respectively, supporting these transactions. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

Delinquencies and Collections

     Unless circumstances dictate otherwise, collection efforts begin when an account is over 15 days past due, at which time the Company attempts to contact the borrower to determine the reason for the delinquency and to attempt to cause the account to become current. If the status of the account continues to deteriorate, an analysis is undertaken by the Company to determine appropriate action. When a borrower is experiencing difficulty in making timely payments, the Company may temporarily adjust the borrower's payment schedule. The determination of how to work out a delinquent loan is based upon a number of factors, including the borrower's payment history and the reason for the current inability to make timely payments. Under certain circumstances, the Company will treat as current an account which is in arrears but has an established record of timely, uniform and consistent payments. This policy does not forgive interest or effect the future application of payments.

     When a loan is 90 days (four payments) past due in accordance with its original terms, the facts surrounding the delinquency are reviewed, the underlying property may be reappraised and the results evaluated by the Company to determine a course of action.

     Regulations and practices regarding the liquidation of properties (e.g., foreclosure) and the rights of the mortgagor in default vary greatly from state to state. Only if a delinquency cannot otherwise be cured will the Company decide that liquidation is the appropriate course of action. If, after determining that purchasing a property securing a Home Equity Loan will minimize the loss associated with such defaulted loan, the Company may bid at the foreclosure sale for such property or accept a deed in lieu of foreclosure.

     At December 31, 1996, the Home Equity Loan real estate owned portfolio, which is carried at the lower of carrying value or fair value less estimated cost to sell, was $6.5 million. In addition, at December 31, 1996, the Company serviced $31.1 million of real estate owned by trusts in connection with Asset-Backed Securities. These amounts may include any senior mortgage balance, delinquent senior mortgage payments and other advances made on the property.

     The following table illustrates the Company's delinquency and charge-off experience with respect to Home Equity Loans:

                 Home Equity Loan Delinquencies and Charge-offs

                                                As of and for the years
                                                   ended December 31,
                                      -----------------------------------------
                                                (Dollars in thousands)

                                          1996            1995           1994
                                       ----------     ----------     ----------
30-59 days past due                          1.31%          1.76%          1.77%
60-89 days past due                          0.81%          0.68%          0.42%
90+ days past due                            3.83%          2.42%          1.86%
Loans charged-off, net                 $   37,039     $   24,205     $   19,942
Loans charged-off, net, as
     a percentage of the
     Home Equity Loans in the
     serviced loan portfolio                 0.45%          0.42%          0.54%


Repurchase Obligations

     For certain whole loan sales prior to 1993, the Company is committed to repurchase from investors any such loans that become 90 days (four payments) past due or more. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased in any given year. Based on the Company's repurchase obligations contained in certain of these loan sale contracts and management's estimates of the lives of the underlying portfolios, management believes that there are $57.6 million of Home Equity Loans at December 31, 1996, which the Company may be required to repurchase in the future should such loans become 90 days past due.

     The amount of Home Equity Loans repurchased during the years ended December 31, 1996, 1995, and 1994, were $7.0 million, $9.1 million, and $14.3 million, respectively. At December 31, 1996, and 1995, the Company owned $24.4 million and $29.2 million, respectively, of Home Equity Loans which had been repurchased from investing institutions because such loans had become at least 90 days (four payments) past due. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Commercial Loans

Overview

     In 1979, the Company received authorization from the SBA to make SBA Loans. Based upon SBA-compiled statistics, during each of the last 14 SBA fiscal years the Company has originated a greater principal amount of SBA Loans than any of the approximately 12,000 banks, savings and loan associations and non-bank lenders that have participated in the SBA program.

Commercial Loans

     Commercial Loans originated by the Company may be used for owner/user real estate acquisition, construction, renovation, expansion, land and site improvements, acquisition and installation of machinery and equipment and the interest on interim financing. Although the Company intends to increase the number of Small Business Loans it originates, currently, most of the Commercial Loans in the Company's serviced loan portfolio are comprised of SBA Loans.

     As of December 31, 1996, Commercial Loans originated in California, Arizona, Colorado, New Jersey and New York accounted for 34.2%, 7.3%, 6.6%, 6.0%, and 5.4% respectively, of the principal amount of Commercial Loans in the serviced loan portfolio. At such date, Commercial Loans originated in each other jurisdiction represented less than 5.3% of the principal amount of the Commercial Loans in the serviced loan portfolio.

Commercial Loan Origination

     The Company's 64 Commercial Loan origination offices do business in 49 states and the District of Columbia.

     The Company maintains its national Commercial Loan administrative office in Sacramento, California. Sales offices are organized into seven regions reporting to regional and national management offices. Activities at the local and regional level include business development and loan closing. Activities at the national level include marketing, credit approval, quality control, document preparation, loan servicing and secondary market sales.

     The majority of the Company's Commercial Loan originations in 1996 were SBA Loans consisting of first mortgages for the purchase or finance of commercial real estate, general business loans for business acquisitions, equipment purchases, working capital or debt refinancing.

     All Commercial Loans originated by the Company are evidenced by floating rate notes which adjust quarterly, require payment monthly and are scheduled to amortize fully over their stated term. SBA Loans originated by the Company have terms ranging from seven to 25 years depending upon the use of proceeds, with an average term of approximately 22 years. Generally, seven-year loans are made for working capital, ten-year loans for equipment and 25-year loans for real estate. Terms for the Company's Small Business Loans range from a minimum of 20 years to a maximum of 30 years.

     Loan officers in the Company's national offices in Sacramento evaluate the applicant's financial statements, credit reports, business reports and plans and other data to determine if the credit and collateral satisfy the Company's standards as to historic debt service coverage, reasonableness of projections, strength of management and sufficiency of secondary repayment and, if applicable, the SBA's eligibility rules. Recommended applications are then forwarded to a credit manager or senior credit officer for approval. Loans made pursuant to the Preferred Lender Program (described below) do not require further SBA approval. All other applications for SBA Loans are submitted to the appropriate district SBA office for approval. Prior to funding any real property to be taken as primary collateral is appraised by independent appraisers.

SBA Program

     The SBA administers three levels of lender participation in its general business loan program, pursuant to Section 7(a) of the Small Business Act of 1953, as amended, and the rules and regulations promulgated thereunder (the "Small Business Act"). Under the first level of "Section 7(a)" lender participation, commonly known as the Guaranteed Participant Program, the lender gathers and processes data from applicants and forwards it, along with its request for the SBA's guaranty, to the local SBA office. The SBA then completes an independent analysis, and makes its decision on the loan application. SBA turnaround time on such applications can vary greatly, depending on its backlog of loan applications.

     Under the second level of lender participation, known as the Certified Lender Program, the "Certified Lender" gathers and processes the application and makes its request to the SBA, as in the Guaranteed Participant Program procedure. The SBA then performs a review of the lender's credit analysis on an expedited basis, which review is generally completed within three working days. The SBA generally requires that lenders originate loans meeting certain portfolio quality and volume criteria before authorizing lenders to participate as Certified Lenders. Authorization is granted on an SBA district by district basis.

     Under the third level of lender participation, known as the Preferred Lender Program, the lender has the authority to approve a loan and to obligate the SBA to guarantee the loan without submitting an application to the SBA for credit review. The lender is required to notify the SBA of the approved loan, along with the submission of pertinent SBA documents. The standards established for participants in the Preferred Lender Program, the SBA's highest designation, are more stringent than those for participants in the Certified Lender Program. The Company has been named a Preferred Lender by the SBA in virtually all of the major SBA loan markets in which it competes. Most of the Company's SBA Loans are currently originated under the Preferred Lender Program.

SBA Guarantees

     Until October 12, 1995, under the Guaranteed Participant and the Certified Lender Programs, the SBA guaranteed loans of $155,000 or less up to 90%, and loans in excess of $155,000 with terms of less than 10 years up to 85%. For loans in excess of $155,000 with terms greater than 10 years, the maximum guaranty was 75%. Under the Preferred Lender Program, the maximum guaranty was 70%.

     After October 12, 1995, under the Guaranteed Participant and the Certified Lender Programs, the SBA guarantees loans of $100,000 or less up to 80%; all other loans have a maximum guaranty of 75%. The SBA's maximum guaranty per borrower under all three programs is $750,000, with certain exceptions. In the event of a default by the borrower, any losses resulting therefrom are shared pari passu between the Company and the SBA. If the SBA establishes that any resulting loss is attributable to substantial deficiencies in the manner in which the loan was originated, documented or funded by the Company, the SBA may seek recovery of funds from the Company. Due to federal budgetary constraints in 1995, the SBA had imposed a maximum loan size for SBA Loans of $500,000 from January 1 through October 12, 1995. The Company reviewed alternatives to address the effects of that change and, as a result, made some companion commercial loans, not guaranteed by the SBA, when borrower needs exceeded $500,000.

Commercial Loan Servicing and Sales

     The Company sells and services substantially all the Commercial Loans it originates. Servicing includes collecting payments from borrowers and remitting payments to investors including, with respect to the guaranteed interests, to the FTA (defined below), accounting for principal and interest, contacting delinquent borrowers and supervising loan liquidations. The Company's quality control staffs review loan files to confirm that the loans are originated and maintained in accordance with its requirements and applicable SBA regulations. The Company typically conducts field visits to the borrower's place of business at least once during the year the loan is made and within 24 months thereafter.

     The Company sells the guaranteed portion of its SBA Loans either individually or, through its wholly-owned broker-dealer subsidiary, in pools and sells the unguaranteed portion of the SBA Loans in the form of Asset-Backed Securities. The Company generally sells its individual guaranteed portions and guaranteed portion pools to financial institutions or broker-dealers for their investment or resale. Investors in the guaranteed and unguaranteed portions of SBA Loans and the Company (with respect to the unguaranteed portion retained) share ratably in all principal collected from the borrowers with respect to the loans.

     SBA Loans are written at a variable rate of interest which generally is limited to a maximum of 275 basis points over the lowest prime lending rate published in The Wall Street Journal adjusted on the first day of each calendar quarter. The guaranteed portions of SBA Loans are converted by the SBA to registered government guaranteed certificates and the certificates are sold to investors to yield a variable rate that adjusts relative to the prime rate. SBA lenders are required to pay a fee to the SBA of 40 basis points per annum on the outstanding balance of the guaranteed portion of all loans sold in the secondary market between September 1, 1993 and October 12, 1995. For SBA Loans approved on or after October 12, 1995 a fee equal to 50 basis points per annum, on all SBA Loans is payable.

     The SBA has contracted with Colson Services Corp. to serve as the exclusive Fiscal and Transfer Agent (the "FTA") for the guaranteed portion of SBA Loans sold in the secondary market. The Company collects payments from borrowers and remits to the FTA amounts due to investors. The FTA then remits such amounts to the investors and administers the transfer of SBA guaranteed interests of SBA Loans from one investor to another.

     Through December 31, 1996 the Company had sold $590.7 million of the unguaranteed portions of SBA Loans in the form of SBA Loan Asset-Backed Securities comprised of Class A and Class B Certificates. The SBA Loan Asset-Backed Securities represent beneficial ownership interests in a trust consisting primarily of the right to receive payments and other recoveries attributable to a pool of unguaranteed portions of SBA Loans. The principal and interest payments attributable to these certificates are remitted by the Company, as the servicer of the loan pool, to the trust and then passed from the trust to the investors in the SBA Loan Asset-Backed Securities.

     In the Company's credit enhanced SBA Loan Asset-Backed Securities, the Class A SBA Loans Asset-Backed Securities have all received a rating of Aaa from Moody's and AAA from Duff & Phelps Credit Rating Co. ("D&P"). The Class B SBA Loan Asset-Backed Securities received a rating of A2 and A from Moody's and D&P, respectively. SBA Loan Asset-Backed Securities provide an additional source of liquidity for the Company, and the Company intends to continue to offer SBA Loan Asset-Backed Securities. As of December 31, 1996, the Company had not sold any Small Business Loans. At December 31, 1996, there were $120.5 million of Small Business Loans held for sale.

     The investors' protection from losses is generally provided by structuring mechanisms and cash deposits. At December 31, 1996 and 1995 the Company had $25.4 million and $18.2 million, respectively of cash deposits held in interest bearing accounts to protect investors from losses in SBA Asset-Backed Securities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Liquidity and Capital Resources.")

Delinquency and Collections

     As a general matter, when an SBA Loan becomes 75 days past due, the Company initiates procedures that may result in the SBA purchasing the guaranteed portion from the holder of the defaulted loan. The SBA will pay the guaranteed portion of the principal balance, together with accrued interest covering a period generally not to exceed 120 days. The Company's collection officers contact delinquent borrowers and continue to maintain contact until the loan is brought current or is liquidated. Generally, after a loan becomes 90 days delinquent, the Company delivers a demand notice and begins the process of workout, foreclosure and liquidation.

     The following table shows the Company's delinquency and charge-off experience with respect to Commercial Loans:

                  Commercial Loan Delinquencies and Charge-offs

                                                            As of and for the years
                                                              ended December 31,
                                                    ------------------------------------
                                                           (Dollars in thousands)

                                                       1996         1995          1994
                                                    ----------   ----------   ----------
30-59 days past due                                      1.08%        1.01%        0.89%
60-89 days past due                                      0.60%        0.35%        0.41%
90+ days past due                                        4.21%        3.97%        3.67%
Unguaranteed portion of Commercial Loans in
  the serviced loan portfolio                       $ 627,563    $ 437,829    $ 353,037
Loans charged-off, net                              $   2,553    $   1,732    $   1,293
Loans charged-off, net, as a percentage
  of the unguaranteed portion of the
  Commercial Loans in the serviced loan portfolio        0.41%        0.40%        0.37%

Student Loans

Overview

     The Company was authorized in 1984 by the United States Department of Education (the "DOE") to make Student Loans.

     As of December 31, 1996, Student Loans originated in California, Florida, New Jersey, Texas and New York accounted for 35.6%, 21.1%, 11.9%, 10.9%, and 5.3% respectively, of the principal amount of the Student Loans in the serviced loan portfolio. At such date, Student Loans originated in each other jurisdiction represented less than 2.1% of the principal amount of Student Loans in the serviced loan portfolio.

Student Loan Program Participation

     The Company primarily originates subsidized and unsubsidized Stafford Loans (formerly known as Guaranteed Student Loans), Consolidation Loans and parental loans for dependent students ("PLUS Loans"), all of which are or were part of the federal government's Federal Family Education Loan Program. The federal government eliminated Supplemental Loans for Students ("SLS Loans") in favor of the Unsubsidized Stafford Loan Program in 1994.

     The borrower's interest rate for both subsidized and unsubsidized Stafford Loans made on or after July 1, 1995 is a variable rate of 250 basis points over the 91-day T-bill rate during deferral periods, rising to 310 basis points over the 91-day T-bill rate during the loan repayment phase, with a maximum rate to the borrower of 8.25% per annum. For both subsidized and unsubsidized Stafford Loans made on or after July 1, 1995 the lender's yield is 250 basis points over the 91-day T-bill rate during deferral periods, but rises to 310 basis points over the 91-day T-bill rate during the loan repayment phase.

     Most Stafford loans made prior to July 1, 1995 bear a slightly higher lender yield and borrower rate of interest and are subject to different and slightly higher interest rate caps. If the lender's guaranteed yield exceeds the borrower's maximum interest rate, the DOE, in most cases, pays the difference to the lender or holder. Students must commence repaying Stafford Loans six months after graduation or otherwise leaving school.

     Stafford Loans are available to eligible dependent or independent students who can demonstrate financial need and thus qualify for the federal subsidy of interest which characterizes this loan type. Unsubsidized Stafford Loans are available to students who can not demonstrate sufficient financial need to qualify for the in-school interest subsidy paid by the DOE on subsidized Stafford Loans ("Unsubsidized Stafford Loans"). The DOE pays the interest on a subsidized Stafford Loan to the lender or other holder of the loan until the student is obligated to make principal payments. In all other respects, subsidized and Unsubsidized Stafford Loans are the same. Interest accruing on Unsubsidized Stafford Loans when the borrower is in school (or during certain grace and deferral periods) is either periodically paid by the borrower or deferred and added (capitalized) to the principal balance of the loan.

     SLS Loans were available to eligible independent students who did not meet the financial need tests for Stafford Loans, until July 1, 1994. The interest rate for both the borrower and the lender is 310 basis points over the 52-week Treasury bill, adjusted annually, effective July 1 of each year. In no event is the borrower required to pay more than 11% per annum. If the lender's guaranteed interest rate exceeds the borrower's maximum interest rate, the DOE pays the difference to the lender subject to certain adjustments. Students are obligated to begin repaying SLS Loans upon disbursement unless an in-school deferment is requested. Almost all students requested and received such a deferment. If the borrower requested and was granted a deferment of the repayment obligation, interest on an SLS Loan accrues during the deferment period and is capitalized as a part of the principal of the loan until the student is obligated to begin monthly amortization. Deferred interest is capitalized by the Company and included in the insured principal amount by the guarantee agencies.

     PLUS Loans are available to parents of eligible dependent undergraduate students. The interest rate characteristics of PLUS Loans are the same as those of SLS Loans, except the interest rate cap was 10% for PLUS Loans made prior to July 1, 1993 and is 9% thereafter. Parents of the students are obligated to begin repaying PLUS Loans upon disbursement. If the borrower requests and is eligible for a deferment of the repayment obligation, the interest on a PLUS Loan accrues during the deferment period and is capitalized as part of the loan until the parent is obligated to begin monthly amortization. Deferred interest is included in the insured principal amount by the guarantee agencies.

     Consolidation Loans are available to eligible borrowers of Stafford Loans, SLS Loans and PLUS Loans and other federally guaranteed loans (each an "Underlying Federal Loan"). Subject to the satisfaction of certain conditions set forth in the Higher Education Act, each holder of a Consolidation Loan will be entitled to the same guaranteed and federal reinsurance arrangements as are available on Stafford Loans, SLS Loans and PLUS Loans. Consolidation Loans bear interest at a rate per annum equal to the weighted average of the interest rates on the Underlying Federal Loans (rounded up to the nearest whole percent). In general, a borrower must repay each Consolidation Loan in scheduled monthly installments over a period from 10 to 30 years, depending on the original principal amount of such Consolidation Loan. Repayment of a Consolidation Loan must commence within 60 days after disbursement of the proceeds to the holders of Underlying Federal Loans, thereby discharging the liability of the borrower thereon.

Student Loan Guarantees

     The payment of principal and interest on all Stafford Loans, Consolidation Loans, SLS Loans, and PLUS Loans is guaranteed by agencies approved by the DOE. With respect to loans originated prior to October 1, 1993, the loans are fully guaranteed against losses due to default, death, disability, and bankruptcy; with respect to loans originated on or after October 1, 1993, only 98% of the principal amount and interest of each loan is guaranteed. Such guarantee agencies are, in turn, reinsured for loss by the federal government. The federal guarantee of Student Loans is contingent upon compliance with a variety of due diligence regulations concerning the origination and servicing of Student Loans.

Student Loan Origination

     At December 31, 1996 the Company was marketing Student Loans in 40 states and Puerto Rico through 8 offices. With the exception of the Company's Student Loan operations center in Sacramento, California these offices are origination offices out of which marketing personnel operate. The Company intends to enter additional geographic markets as conditions warrant.

     Maximum loan amounts, interest rates, terms and conditions and eligibility all are determined by the DOE and are the same for all lenders. Prior to funding, each application is guaranteed by the appropriate guarantee agency. All loan applications are reviewed for compliance with Federally mandated eligibility criteria and completeness.

Student Loan Servicing and Sales

     The Company originates Student Loans up to the maximum amount allowed under each particular program, depending upon borrower eligibility. The loans may be used for educational expenses only; generally, the checks are made payable jointly to the student (or, in the case of PLUS Loans, to the parent) and the school. The Company primarily targets student attending four-year colleges and universities.

     The Company currently sells Student Loans through the issuance of Asset-Backed Securities to financial institutions and retains the right to service the loans it originates. Servicing, often through sub-servicers, includes collecting payments from borrowers, remitting payments to investors, accounting for principal and interest, contacting delinquent borrowers and arranging for repayment.

     The Company generally services the loans on behalf of the Trusts during the initial payment deferral period and has contracted with the Pennsylvania Higher Education Assistance Agency and AFSA Data Corporation to service the loans during their repayment phase. Prior to selling Student Loans, the Company warehouses them pursuant to a financing arrangement. See "Loan Funding and Borrowing Arrangements" below.

     Through December 31, 1996 the Company has sold $1.2 billion of Student Loans in the form of Asset-Backed Securities. The Student Loan Asset-Backed Securities represent notes issued by and beneficial ownership interests in trusts consisting primarily of the right to receive payments and other recoveries attributable to a pool of Student Loans. The principal and interest payments attributable to these securities are remitted by the Company, as the servicer of the loan pool, to the trusts and then passed from the trusts to investors.

     Each issue of credit enhanced Student Loan Asset-Backed Securities sold to investors has received a rating of Aaa from Moody's Investors Service Inc. ("Moody's") and AAA from Standard & Poor's Ratings Services ("S&P"). Asset-Backed Securities provide an additional source of liquidity for the Company, and the Company intends to continue to sell Student Loans through sales of Asset-Backed Securities.


Auto Loans

Overview

     In 1995, the Company began originating loans to provide financing to non-prime borrowers for the purpose of purchasing new and used cars, minivans, vans and light trucks.

     As of December 31, 1996, Auto Loans originated in California, Georgia, Texas, Illinois, and Florida accounted for 25.4%, 7.6%, 7.3%, 5.9% and 5.8% respectively, of the principal amount of Auto Loans in the serviced loan portfolio. At such date, Auto Loans originated in each other jurisdiction represented less than 4.0% of the principal amount of the Auto Loans in the serviced loan portfolio.

Dealer Solicitation

     The Company solicits business, through its marketing representatives, from franchised new car dealers and independent used car dealers ("Dealers"). Once selected, if a Dealer is interested in the Company's financing program, it enters into a non-exclusive written Dealer agreement (a "Dealer Agreement"). The Company's Dealer Agreements generally provide that contracts are sold by the Dealer to the Company "without recourse" to the Dealer, except in limited circumstances including, among others, that (i) the financed vehicle is not properly registered showing the Company as lienholder; (ii) unless otherwise specified in the related motor vehicle retail installment sale contract, the full down payment specified in the contract was not received by the Dealer in cash; (iii) certain representations and warranties by the Dealer regarding the contract, the financed vehicle, the contract process and manner of sale are breached or untrue; and (iv) the Dealer has failed to comply with applicable law.

Auto Loan Origination

     The Company's 53 Auto Loan origination offices do business in 39 states. The Company intends to enter additional major geographic markets as conditions warrant.

     In the event that an individual elects to finance the purchase of a motor vehicle through a Dealer, the Dealer will submit a customer's credit application and the motor vehicle retail installment sale contract to the Company for review of the customer's credit worthiness and proposed transaction terms. Upon submission by a Dealer of a motor vehicle retail installment sale contract and related documentation, the Company completes a series of processes and procedures which are designed to (i) substantiate the accuracy of information critical to its original credit decision, (ii) verify that the contract submitted by the Dealer complies with both the conditions under which the credit approval was granted and the Company's transaction structure criteria, and (iii) confirm that the documentation complies with the Company's loss management requirements. These processes and procedures include the verification of employment, income, collateral and insurance prior to the contract being released for purchase. If a transaction meets the Company's requirements, the Dealer is notified that the Company will purchase the contract.

Auto Loan Servicing and Sales

     The Company sells Auto Loans through the issuance of Asset Backed Securities. The Company retains the right to service loans it originates.

     Once a contract is purchased from a Dealer, the Company services and administers the contract. Servicing and administrative activities have been tailored to non-prime credits. The Company (i) collects payments; (ii) remits payments to investors; (iii) accounts for and posts all payments received; (iv) responds to borrower inquiries; (v) takes all necessary action to maintain the security interest granted in the financed vehicle; (vi) investigates delinquencies and communicates with the borrower to obtain timely payments;
(vii) reports interest information to the borrower; (viii) monitors the contract and its related collateral; and (ix) when necessary, repossesses and disposes of the financed vehicle. The Company utilizes a monthly billing statement system (rather than payment coupon books) to remind borrowers of their monthly payment obligations.

     Through December 31 1996, the Company has sold $514.2 million of Auto Loans in the form of Asset-Backed Securities. The Auto Loan Asset-Backed Securities represent individual beneficial ownership interests in a pool consisting of Auto Loans originated by the Company which have been sold to a trust. The principal and interest payments attributable to these certificates are remitted by the Company, as the servicer of the loan pool, to the trust and then passed from the trust to the investor.

     The Auto Loan Asset-Backed Securities all received a rating of Aaa from Moody's and AAA from S&P. Auto Loan Asset-Backed Securities provide an additional source of liquidity for the Company, and the Company intends to continue to offer Auto Loan Asset-Backed Securities. The investors' protection from losses is generally provided by structuring mechanisms and combinations of cash deposits and credit enhancement provided by third parties. At December 31, 1996 the Company had $22.1 million of cash deposits held in interest bearing accounts to protect investors from losses in Auto Loan Asset-Backed Securities. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

Delinquency Control and Collections

     The Company contacts borrowers for first payment delinquencies commencing five days after the borrower's due date and ten days after the due date for subsequent payments. Contacts continue until payment has been received. Under certain circumstances, the Company will treat as current an account which is in arrears but meets certain criteria. This policy does not forgive interest but could extend the maturity of the loan.

     The Company's collection personnel generally review any account that reaches fifteen (15) days delinquent to assess collection efforts to date and to refine, if necessary, collection strategy. Together with senior management, collection personnel generally design a collection strategy that includes a specific deadline within which the obligation must be collected. Accounts that have not been collected during such period are again reviewed, and, unless there are specific circumstances which warrant further collection efforts, the account is assigned to outside agencies for repossession of the financed vehicle. Repossessed vehicles are generally resold through wholesale auctions, which are attended principally by Dealers. Regardless of the actions taken or circumstances surrounding a specific delinquent account, any account which reaches 150 days of delinquency is charged-off and the borrower is pursued, subject to legal limitations, for both the collateral and the deficiency.

     The following table illustrates the Company's delinquency and charge-off experience with respect to Auto Loans:

                     Auto Loan Delinquencies and Charge-offs

                                                        As of and for the years
                                                           ended December 31
                                                     ---------------------------
                                                         (Dollars in thousands)

                                                        1996            1995
                                                     ----------      -----------
30-59 days past due                                       2.15%           1.60%
60-89 days past due                                       0.47%           0.15%
90+ days past due                                         0.41%           0.04%
Loans charged-off, net                               $   7,474       $     290
Loans charged-off, net, as a percentage
     of the Auto Loans in the serviced
     loan portfolio                                       1.57%           0.25%

     The Company began originating Auto Loans in 1995. Therefore, the above results may not be indicative of the portfolio's future performance.

Loan Funding and Borrowing Arrangements

     The Company pledges loans to secure available warehouse lines of credit. Warehouse lines are paid down when the Company receives the proceeds from the sale of the loans or when cash is otherwise available.

     At December 31, 1996, the Company had credit facilities for warehousing loans totaling $2.6 billion. Outstanding borrowings under these credit lines were approximately $408.2 million at a weighted average interest rate of 7.50% at December 31, 1996. The Company is not required to maintain compensating balances or forward sales commitments under these facilities which generally mature on a periodic basis with renewals at the lender's discretion.

     In addition, at December 31, 1996 the Company had outstanding $637.0 million of senior unsecured notes and $2.0 million of subordinated unsecured notes, (collectively, the "Unsecured Notes") which require principal payments by the Company of $114.0 million in 1997, $40.0 million in 1998, $190.0 million in 1999, $110.0 million in 2000, $35.0 million in 2001 and $150.0 million in 2002.
The Unsecured Notes bear interest at rates ranging from 7.63 % to 9.16%, with a weighted average interest rate of 8.58% at December 31, 1996. The Company also had unsecured notes consisting of bank loans due within one year of approximately $20.1 million at December 31, 1996, with a weighted average interest rate of 5.71%.

     The Company also has a $400.0 million unsecured, revolving credit facility, (the "Credit Facility") which expires August 16, 1999. At December 31, 1996, outstanding advances under the Credit Facility were $250.0 million with a weighted average interest rate of 5.98%.

     Certain of the Company's loan agreements, including the Credit Facility and the agreements pursuant to which the Unsecured Notes were issued (the" Note Agreements"), prohibit Marc Turtletaub and Alan Turtletaub from beneficially owning in the aggregate less than a specified percentage of the outstanding voting stock of the Company, prohibit third parties from beneficially owning more than a specified percentage of the outstanding voting stock of the Company and/or prohibit certain changes in management of the Company. In the case of the Note Agreements, violation of such provisions could require the Company to offer to prepay such Unsecured Notes or could permit the holders of 50% of the outstanding principal amount of any issue of Unsecured Notes to declare all the outstanding Unsecured Notes of such issue immediately due and payable. A default in any of such provisions could also cause defaults under the Credit Facility and other loan agreements. While a majority of the executive officers relevant to such covenants have entered into employment agreements with the Company, there can be no assurance that any or all of such persons will remain employed with the Company. There can be no assurance that Marc Turtletaub and Alan Turtletaub will retain the required percentages of the voting control of the Company necessary to avoid violating such changes in control provisions.

Advertising and Marketing

     Management believes that the Company's Home Equity Loan advertising campaigns have been responsible for generating the majority of the Company's applications for Home Equity Loans. Most of the advertising relating to Home Equity Loans is in television and print media. The Company monitors the source of its applications to determine the most advantageous methods and manner of advertising to determine the allocation of its funds for this purpose.

     Hall of Fame baseball player Jim Palmer has been the corporate spokesperson for the Company since 1993. The Company believes that Mr. Palmer is an effective spokesperson.

     Advertising relating to Home Equity Loans features the Company's 24-hour toll-free telephone number 1-800-LOAN-YES. Potential customers in geographic regions served by the Company who call this number are automatically transferred to the office nearest the caller's location or to the Company's headquarters. The Company also utilizes a network of account executives responsible for originating Home Equity Loans through home improvement contractors and mortgage brokers and bankers. Management believes that this service, along with expedited processing of applications and closings, are key factors in the Company's success.

     The Company's Commercial Loan division utilizes a national network of Business Development Officers ("BDOs"), who are responsible for calling on businesses in their respective local markets and marketing Commercial Loans for the Company. BDOs work closely with their local commercial real estate brokerage community, including major real estate brokerage firms, for referrals. The Company also works directly with large national franchisers and professional associations to market Commercial Loans.

     The Company's primary advertising for Commercial Loans is in local business print media and commercial real estate business publications. Advertising for Commercial Loans supports the activities of the BDOs, who are the primary direct source of the Company's Commercial Loan business.

     The Company's Student Loan division utilizes a network of Regional Account Executives ("RAE's") to work closely with colleges and universities. Additionally, the RAE's provide borrowers with a variety of written promotional materials through high school and college admissions personnel. The Company also works directly with student and parent borrowers via its toll free telephone number, 1-800 EDUCAID, and its home page on the internet.

     The Company solicits Auto Loan business from Dealers through its marketing representatives. The Company's marketing representatives identify and target both franchised new car dealers and independent used car dealers.

Allowances for Credit Losses

     The Company employs the allowance method for the purpose of providing for credit losses. Provision for credit losses is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover anticipated losses resulting from liquidation of outstanding loans. The allowance for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral values. The Company's charge-off policy is based on a review of each individual receivable. The allowance for credit losses on loans sold represents the Company's best estimate of future credit losses likely to be incurred over the life of the loans sold. See "Home Equity Loans
-- Delinquencies and Collections", "Commercial Loans -- Delinquencies and Collections", and "Auto Loans -- Delinquency and Collections", above.


    The following table summarizes the Company's allowances for credit losses:

                                                       As of and for the
                                                   years ended December 31,
                                             ---------------------------------
                                                1996         1995        1994
                                             ---------    ---------    -------
                                                   (Dollars in thousands)
Balance, beginning of year                   $ 140,746    $  77,863    $ 45,542
Provision for credit losses                    145,652       90,723      52,600
Loans charged-off and reclassification
    to collateral owned                        (51,265)     (30,118)    (20,925)
Recoveries                                       4,847        2,278         646
                                             ---------    ---------    --------
Balance, end of year                         $ 239,980    $ 140,746    $ 77,863
                                             =========    =========    ========
Allowance for credit losses                  $  19,895    $  15,591    $ 14,014
Allowance for credit losses on loans sold      220,085      125,155      63,849
                                             ---------    ---------    --------
                                             $ 239,980    $ 140,746    $ 77,863
                                             =========    =========    ========

Regulation

Generally

     The Company's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: the Small Business Act, the Small Business Investment Act of 1958, as amended, (the "SBA"), Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA"), Title IV of the Higher Education Act of 1965, as amended (the "HEA"), the Fair Debt Collection Practices Act, as amended, and the Real Estate Settlement Procedures Act (the "RESPA"). In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws).

     In the judgment of management, existing statutes and regulations have not had a materially adverse effect on the business done by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or prospects of the Company.

Home Equity Loans

     Mortgage lending laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Most states have usury laws which limit interest rates, although the limits generally are considerably higher than current interest rates that the Company charges. State regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations.

     The Company's Home Equity Loan, origination activities are subject to TILA and Regulation Z promulgated thereunder. TILA contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage or junior mortgage loan on a consumer's primary residence. The Company believes that it is in compliance in all material respects with TILA.

     The Company is also required to comply with the ECOA which, in part, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit of the reasons therefor. In instances where a loan applicant is denied credit or the rate or charge for a loan is increased as a result of information obtained from a consumer credit agency, another statute, the FCRA, requires the lender to supply the applicant with the name and address of the reporting agency. Under RESPA and Regulation X thereunder, disclosures to certain borrowers are required to be made within prescribed time frames. Good faith estimates of applicable closing costs are provided where required.

     The Company's involvement in FHA Title I guaranteed lending activities requires compliance with the regulatory and reporting requirements of the FHA. The FHA only guarantees loans that comply with certain rigorous standards.

Commercial Loans

     SBA Loans are governed by federal statutes (the Small Business Act and SBA) and may be subject to regulation by certain states. These federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guaranty as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

     Although most states do not regulate commercial loans, certain states do require licensing of lenders, have limitations on interest rates and certain charges, require adequate disclosure of certain contract terms and place limitations on certain collection practices and creditor remedies. Authorities in those states that regulate the Company's Commercial Loan activities may conduct audits of the books, records and practices of the Company.

     The Company is also required to comply with certain portions of the ECOA which are applicable to its Commercial Loans. The Company must comply with ECOA's prohibition against discrimination on the basis of race, color, sex, age or marital status and with the portion of Regulation B under the ECOA that requires lenders to advise loan applicants of the reasons their credit request was declined or subject to other adverse action.

Student Loans

     Virtually every aspect of federally guaranteed student lending is highly regulated pursuant to the HEA, including such matters as eligibility criteria for borrowing, loan size limitations, interest rates, disclosure, repayment terms and conditions, and loan origination and servicing requirements. Although the Company believes it is in compliance in all material respects with all applicable federal laws and regulations relating to Student Loans, there can be no assurance that more restrictive laws and regulations will not be adopted which could adversely impact the Company's Student Loan business.

     Under the Omnibus Budget Reconciliation Act of 1993, Congress made a number of changes that may affect the financial condition of the entities which guarantee Student Loans. In addition, that legislation greatly expanded the Federal Direct Student Loan Program volume to a target of 60% of Student Loan demand in academic year 1998-1999, which could result in decreasing volumes of Student Loans originated by the Company. For the past two years, the DOE has failed to meet its statutorely prescribed targets for market share. There can be no assurance that such changes will not have an adverse effect on the Company's volume of Student Loan originations or on its ability to securitize the Student Loans it originates due to the potential adverse impact on the Student Loan guarantors. In addition, the DOE is implementing a direct consolidation loan program, which may further reduce the volume of Student Loans originated. Finally, federal legislation considered from time to time could modify many of the provisions of existing federal laws relating to Student Loans. Until final legislation is adopted, any impact on the Company, if any, is impossible to determine.

Auto Loans

     Auto Loans are governed by federal law, including TILA and ECOA, and a wide variety of state laws governing retail installment contracts.

     The Company is licensed to do business in each state in which it does business and in which such licensing is required and believes it is in compliance in all material respects with such regulations.

Competition

     The businesses in which the Company engages are competitive, with competition occurring primarily on the basis of the type of loan, interest rates and service. Competitors in the financial services business include specialty finance companies, commercial banks, credit unions, thrift institutions, industrial banks, credit card issuers, commercial finance companies, leasing companies and investment banks, many of which have considerably greater financial, technical and marketing resources than the Company. Substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. The Company believes that it competes on the basis of providing competitive rates, prompt, efficient and complete service and organizational efficiency. Other national competitors include Beneficial Corp., Household Finance Corporation, and Avco Financial Services, Inc. Competition for the Home Equity Loans varies a great deal across geographic regions. On a local level, banks and smaller independent mortgage companies are a competitive force.

     The Company's major competitors for Commercial Loans vary from region to region and market to market. Its primary competitors are regional banks and non-bank lenders such as AT&T Capital Corp. and Heller First Capital. In addition, state chartered business and industrial development companies offer competition in certain states.

     The origination portion of the student loan industry is becoming increasingly concentrated. Many national and local banks make Student Loans, but few have a focus on Student Loans. The Company's principal national competitors are Citibank, N.A., BankAmerica Corp., Chase Manhattan Bank, Key Corp., Bank One and Norwest Bank. In addition to competition from other lenders, the Company faces competition from the Federal government. In 1993, Congress authorized a "direct loan program" to be phased in through the 1998-1999 academic year. The Company believes that yet-to-be recognized costs to the federal government may eventually prevent full implementation of the direct loan program. Full implementation of the direct loan program as presently constituted could result in an adverse impact on this part of the Company's business.

     The Company's major competitors for Auto Loans vary from region to region and market to market. Its primary competitors are small independent banks and auto finance companies such Olympic Financial Ltd., AmeriCredit Corp., WFS Financial Inc. and First Merchants Acceptance Corp. Additionally, local finance companies offer competition in most states.

Environmental Policies

     In the course of its business, the Company has acquired, and may in the future acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. In the event that hazardous substances or wastes, contaminants, pollutants, or sources thereof were to be discovered on such properties after acquisition by the Company, the Company might be required to remove such substances from the affected properties at its sole cost and expense.

     The Company has instituted a policy with respect to Commercial Loans and certain of its Home Equity Loans secured by multifamily properties that is designed to protect the Company from environmental risks and liabilities. In the loan origination process for Commercial Loans, the Company's standard commitment letter to be signed by the applicant includes representations that the property is free of contamination from hazardous materials and complies with various other environmental requirements. A questionnaire designed to elicit possible environmental risks associated with a particular Commercial Loan must be completed by every applicant. Company personnel or designated agents are required to visit, and prepare an analysis of, the site prior to submitting the loan for approval. The site is then compared to published lists of federal and state "superfund" sites, and any property located on or adjacent to any such site must receive a satisfactory assessment from an independent, professional environmental engineering firm in order to be approved as Commercial Loan collateral. Additionally, if a business operated on or adjacent to the collateral is a "frequently polluting industry" as identified by the SBA, then a satisfactory environmental assessment must be received before the collateral is accepted. Applicants are also required to indemnify the Company and provide a certificate that the property is free of hazardous waste and will remain so during the term of the loans. Additional factors may be evaluated, and requirements imposed, depending upon the findings derived from the above-described procedures and the particular circumstances of the loan or the location of the collateral. All appropriate licenses and permits must be procured by the applicant prior to funding.

     In the liquidation process with respect to Commercial Loans, in addition to the environmental policy described above, before foreclosure is commenced on real property collateral, a determination is made as to whether the collateral is on or adjacent to a federal or state "superfund" list and/or whether the business operated thereon or adjacent thereto is a "frequently polluting industry" per SBA guidelines. If either situation is present, then a satisfactory environmental site assessment must be obtained prior to foreclosure. Decisions to foreclose upon real property securing SBA Loans and certain Small Business Loans are made in conjunction with the SBA.

     The Company does not have an explicit environmental policy applicable with respect to loans other than Commercial Loans and Home Equity Loans secured by multifamily properties.

Employees


     As of December 31, 1996, the Company had approximately 3,460 employees (full-time and part-time) approximately 1,960, 415, 165 and 490 of whom were employed in connection with the Company's Home Equity Loan, Commercial Loan, Student Loan, and Auto Loan activities, respectively. The remaining 430 employees work in Corporate/Administration. The Company is not subject to any collective bargaining arrangements. The Company believes that its employee relations are good.

Item 2.  Properties

     The Company's headquarters are located on the East Coast in Union, New Jersey and on the West Coast in Sacramento, California. The Company occupies approximately 50,000 square feet in Union under a lease expiring in 2000. The Company occupies approximately 468,000 square feet in Sacramento, primarily in six office buildings, under several leases expiring at various times through 2001.

     In May 1996, the Company began development of an office building located in West Sacramento, California. It is anticipated that the project will be completed in late 1997 with an estimated cost of approximately $85.0 million. The 400,000 square foot building will help centralize operations and support additional staff from the anticipated growth of the business.


     Of the Company's 217 branch offices at December 31, 1996, two in New Jersey are owned by the Company. All other offices of the Company are leased pursuant to leases expiring at various dates through 2002. Management believes that its facilities are suitable for its business as presently conducted.

Item 3.  Legal Proceedings

     Because the nature of the business of the Company involves the collection of numerous accounts, the validity of liens and compliance with state and federal lending laws, the Company is subject to numerous claims and legal actions in the ordinary course of its business. While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to such claims and actions, the Company believes that the aggregate amount of such liabilities will not result in monetary damage which in the aggregate would have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded on the Nasdaq National Market System, under the symbol "MONE". The following table sets forth for the periods indicated the range of the high and low sale prices for the Company's common stock as quoted on the Nasdaq National Market System from January 1, 1995 to December 31, 1996. Such Nasdaq quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. These amounts have been adjusted for stock splits effected by the Company.

     1996              High       Low                  1995                High          Low
     ----              ----       ---                  ----               -----         ----
First Quarter        $27.87     $13.25             First Quarter      $    6.93    $    4.73
Second Quarter        28.25      21.00             Second Quarter          9.73         5.87
Third Quarter         26.50      18.50             Third Quarter          19.70         9.47
Fourth Quarter        31.63      25.75             Fourth Quarter         22.10        14.20

     On March 17, 1997, the Company had approximately 203 common stockholders of record. The Company believes its common stock is beneficially held by in excess of 11,212 shareholders.

     In 1996 and 1995, the Company paid quarterly dividends aggregating $5.7 million and $3.5 million, respectively, on its common stock. The Company anticipates continuing its quarterly dividend program, and employing additional earnings for use in the origination and purchase of loans, and the expansion of the Company's business.

     The $1.72 mandatory convertible preferred stock of the Company ranks prior to the common stock as to the payment of dividends and distribution of assets upon liquidation. The liquidation preference of each share of preferred stock is an amount equal to the sum of $27.63 and all accrued and unpaid dividends thereon.

     The agreements pursuant to which the Unsecured Notes were issued restrict the ability of the Company and certain of its subsidiaries to pay dividends or to make other distributions and investments. In addition, the Credit Facility and certain of the Company's warehouse lines and term notes incorporate the restrictions contained in the Unsecured Note agreements or otherwise contain similar restrictions.

     At December 31, 1996, the Company has available $296.7 million for the payment of certain distributions, including dividends, under the most restrictive of the operating and financial covenants contained in these agreements. All dividends paid by the Company have been in compliance with the above stated restrictions.

Item 6. Selected Financial Data

Selected Consolidated Financial Data:

                                                                            As of and for the years ended December 31,
                                                                  ----------------------------------------------------------------
                                                                  1996          1995           1994           1993(2)       1992(2)
                                                                  ----          ----           ----           ----          ----
                                                                       (Dollars in thousands, except share and per share data)
Selected Consolidated Statement of Financial Condition Data:

Receivables, net                                             $ 1,385,934    $ 1,029,853    $   637,017    $   570,856   $   348,769
Excess servicing asset                                           806,385        524,359        319,605        224,892       158,229
Total assets                                                   2,612,025      1,792,248      1,165,130        910,335       611,541
Notes payable (excluding senior notes)                           682,197        420,892        321,420        296,636       160,864
Unsecured senior notes                                           637,000        655,000        355,000        205,000       125,000
Subordinated debt                                                  2,000         24,000         24,000         41,000        53,000
Shareholders' equity                                             582,509        241,126        194,263        165,313       126,155

Selected Consolidated Statement of Income Data:

Gain on sale of receivables                                  $   544,451    $   353,995    $   259,913    $   159,576   $    94,515
Finance income, fees earned and other                            234,211        156,563         70,557         60,233        62,791
Operating expenses                                               364,394        242,817        181,784        107,306        74,352
Provision for credit losses                                      145,652         90,723         52,600         42,746        25,850
Interest expense                                                 124,076         93,985         43,059         29,184        31,504
Net income                                                        85,655         48,715         31,321         21,771        15,226
Net income per common share (1):

     Primary                                                 $      1.44    $      0.95    $      0.62    $      0.48   $      0.34
     Fully diluted                                                  1.41           0.95           0.62           0.48          0.34

Weighted average number of common shares outstanding (1):

    Primary                                                   59,085,322     51,023,609     50,804,963     45,347,486    45,168,750
    Fully diluted                                             60,821,321     51,023,609     50,804,963     45,347,486    45,168,750

Cash dividends per common share                              $       .10    $       .07    $       .05    $       .04   $       .01

Selected Other Financial Data:

Volume of loans originated or purchased                      $ 5,693,054    $ 3,822,971    $ 2,779,408    $ 1,699,010   $ 1,007,465
Outstanding serviced loan portfolio                           12,192,432      8,621,467      5,898,469      3,872,708     2,963,930
Average shareholders' equity to average total assets               18.70%         14.72%         17.33%         19.15%        19.48%



(1) Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period, after giving effect to common stock equivalents arising from the issuance and the assumed conversion of the preferred stock and the assumed exercise of stock options. In addition, all share and per share amounts have been restated to reflect stock splits effected by the Company.

(2)  Certain items have been reclassified to conform to 1995 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Accounting Considerations

     As a fundamental part of its business and financing strategy, The Money Store Inc. and Subsidiaries (the "Company") sells the majority of its loans with the servicing retained. The majority of the Company's revenue is recognized as gain on sale of receivables, which represents the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loan, in excess of normal loan servicing fees after giving effect to prepayment assumptions (the "Excess Servicing Spread"). Included in gain on sale of receivables in addition to the Excess Servicing Spread are the following: (i) non-refundable fees and premiums on loans sold; (ii) costs related to the sale of loans; and (iii) gains or losses on certain transactions structured as an economic hedge that are designed to minimize risk of interest rate fluctuations. The Company recognizes such gains in the year that such loans are sold, although cash (representing the Excess Servicing Spread and servicing fees) is received by the Company over the lives of the loans. Concurrently with recognizing such gain on sale, the Company records a corresponding asset on its consolidated statement of financial condition in an initial amount equal to the Excess Servicing Spread (the "Excess Servicing Asset"). The Excess Servicing Asset is computed, in part, based upon, and amortized over the estimated lives of the loans sold. The timing of sales of the Company's loans may impact the Company's earnings from quarter to quarter.

     The Excess Servicing Spread is calculated utilizing certain estimates made by management at the time loans are sold. These estimates include the following:
(i) discount rate; (ii) rate of prepayment; and (iii) normal servicing fees, (see following chart). The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of repayment of the Company's loans and other considerations. There can be no assurance of the accuracy of management's prepayment estimates. If actual prepayments with respect to sold loans occur more quickly than was projected at the time such loans were sold, the carrying value of the Excess Servicing Asset may have to be adjusted through a charge to earnings in the period of adjustment. If actual prepayments with respect to sold loans occur more slowly than estimated, the carrying value of the Excess Servicing Asset on the Company's consolidated statement of financial condition would not increase, although total income would exceed previously estimated amounts.

         The following chart presents the estimates used in the calculation of the Excess Servicing Spread:

                                                        Years ended December 31,
                                                        ------------------------
                                                        1996     1995     1994
                                                        ----     ----     ----
Discount rates:
                            Home Equity Loans           11.3%    11.6%     9.7%
                            Commercial Loans            10.5%    11.2%     9.4%
                            Student Loans                8.2%     8.7%     7.7%
                            Auto Loans                  12.0%    12.0%      --

Prepayment rates:
                            Home Equity Loans (1)       25.0%    22.0%    21.0%
                            Commercial Loans (1)         9.0%     8.5%     8.0%
                            Student Loans (1) (3)        4.0%     2.5%     2.5%
                            Auto Loans (2)               1.8%     1.5%      --

Normal servicing fees:
                            Home Equity Loans            .35%     .35%     .35%
                            Commercial Loans             .40%     .40%     .40%
                            Student Loans (3)            .85%     .85%     .85%
                            Auto Loans                  2.50%    2.50%      --


(1)  Represents an annual prepayment rate  (CPR).
(2)  Represents a monthly rate based on original principal balance  (ABS).
(3)  Represents an average of in-school and repayment periods.

     The Company records an allowance for credit losses on loans sold as a liability on the consolidated statement of financial condition. The allowance represents the present value of projected future losses estimated on a static pool basis. The present value is calculated using a risk-free interest rate of 6.8%, 6.3% and 7.2% for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company has several strategies which it employs in an attempt to minimize the risk of interest rate fluctuations during the period between the time it originates loans and the time such loans are sold: (i) the Company attempts to package and sell loans on a regular basis, thereby minimizing the period during which loans are held; (ii) the Company usually does not fix the interest rate applicable to fixed rate Home Equity Loans it originates until shortly prior to the closing of the loans; (iii) the Company from time to time purchases and sells government securities at agreed upon prices as an economic hedge; and (iv) in certain securitizations the Company enters into an agreement that allows it to sell loans in the future at an agreed upon price. The Company has basis risk on certain variable rate loans it sells where the customer and investor rates are based upon different indices and adjust at varying intervals.

Financial Condition

December 31, 1996

     Cash and cash equivalents increased $142.9 million, to $321.7 million at December 31, 1996, from $178.8 million at December 31, 1995. This increase is due to an increase in net cash provided by financing activities compared to net cash used in operating activities and net cash used in investing activities for the purchase of property and equipment.

     Receivables, net of allowance for credit losses, increased $356.1 million to $1.4 billion at December 31, 1996 from $1.0 billion at December 31, 1995. This increase was primarily due to a net increase in loans held for sale of $231.4 million, accrued interest receivable of $25.0 million and other receivables of $104.0 million. The allowance for credit losses increased $4.3 million in 1996. The increase in loans held for sale was due primarily to the fact that loans originated and purchased exceeded loan sales by $243.8 million. Originations increased 49% for the year, (to $5.7 billion in 1996 from $3.8 billion in 1995), primarily as a result of the Company providing greater variety of products, complemented by geographic expansion of the originations network, maturation of the auto loan origination offices and diversification in the methods of loan origination.

     The increase in accrued interest receivable is primarily due to the growth in the serviced loan portfolio. The increase in other receivables is attributable to advances made in connection with certain securitizations, principally designed to protect investors from losses. These advances increased by $106.5 million, to $228.0 million at December 31, 1996, from $121.5 million at December 31, 1995. Also included in other receivables are repurchased loans. The balance of the repurchased loan portfolio was $24.4 million at December 31, 1996 compared to $29.2 million at December 31, 1995. Prior to 1993, when the Company sold Home Equity Loans as whole loans, it generally committed to repurchase loans that became more than 90 days past due, up to a predetermined limit. The Company has increased its use of securitizations which do not contain repurchase obligations and has been able to negotiate whole loan sales without such a contingent repurchase obligation.

     The Excess Servicing Asset increased by $282.0 million to $806.4 million at December 31, 1996 from $524.4 million at December 31, 1995. This increase was due to Excess Servicing Spread on loans sold with servicing retained of $534.5 million offset by amortization of $252.5 million.

     Property, plant and equipment, net, increased by $39.7 million to $73.5 million at December 31, 1996 from $33.8 million at December 31, 1995. This increase was primarily a result of the purchase of land and related development costs to date in the amount of $23.3 million for the construction of an office building in West Sacramento, California. The building is expected to be completed in late 1997, with an anticipated total cost of approximately $85.0 million. In addition, the Company purchased $13.9 million in computer equipment to enhance the branch offices' automation to support new product lines, provide system improvements and equipment supporting electronic document generation, storage and retrieval. Furniture and office equipment and leasehold improvements increased $15.3 million primarily attributable to employment growth in the Home Equity Loan division and the Auto Loan division. These increases were offset by depreciation and amortization expense of $12.8 million.

     The Company's operating activities require continual access to financing sources because of the net cash used in operating activities. The primary source of funding for the Company's operations comes from borrowings incurred under various credit arrangements. At December 31, 1996, the Company has notes payable of $1.3 billion, which compares with $1.1 billion at December 31, 1995, an increase of $243.3 million. This increase is primarily a result of net increases of $306.3 million in secured notes payable, including net borrowings of $250.0 million in connection with a three-year $400 million unsecured revolving credit facility (the "Credit Facility") offset by principal payments on unsecured notes of $83.0 million.

     Accounts payable and other liabilities increased $106.8 million to $333.3 million at December 31, 1996, from $226.4 million at December 31, 1995. The increase resulted primarily from an increase in funds collected on loans sold and serviced for others ("collections payable") of $82.8 million, which is a result of the increase in the serviced loan portfolio, and from a net increase of $24.0 million in other miscellaneous accounts payable and accrued expenses.

     Income taxes, principally deferred, increased $52.3 million, to $147.2 million at December 31, 1996, from $94.9 million at December 31, 1995. The primary reason for the increase in deferred income taxes results from the temporary differences between tax reporting and generally accepted accounting principles which give rise to deferred tax assets and deferred tax liabilities. The most significant of these are the gain on sale of receivables and the provision for credit losses.

     The allowance for credit losses on loans sold increased $94.9 million to $220.1 million at December 31, 1996, from $125.2 million at December 31, 1995. The allowance for credit losses on loans sold represents the present value of projected future losses. The increase in the allowance relates primarily to the volume of loans sold in 1996.

     Total shareholders' equity at December 31, 1996 was $582.5 million, which compares to $241.1 million at December 31, 1995, an increase of $341.4 million. The increase in shareholders' equity resulted from the completion of a common stock offering in March 1996, the net proceeds of which amounted to $122.1 million, and the completion of an offering of a $1.72 mandatory convertible preferred stock, the net proceeds of which amounted to $133.4 million. In addition, the Company had net income of $85.7 million and received proceeds and the related tax benefit from exercised stock options of $6.5 million. Shareholders' equity decreased $6.3 million as a result of the payment of cash dividends.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net income was $85.7 million for the year ended December 31, 1996, compared to $48.7 million for the year ended December 31, 1995, an increase of 76%. Primary net income per common share increased to $1.44 in 1996, from $0.95 in 1995. The primary weighted average number of shares of common stock including common stock equivalents is 59,085,322 for 1996 and 51,023,609 for 1995. Fully diluted net income per common share increased to $1.41 in 1996, from $0.95 in 1995. The fully diluted weighted average number of shares of common stock including common stock equivalents is 60,821,321 for 1996 and 51,023,609 for 1995. The increase in net income is primarily attributable to income derived from gain on sale of receivables, as well as finance income and fees earned due to the growth in the Company's serviced loan portfolio.

         Gain on sale of receivables totaled $544.5 million for 1996, an increase of 54%, compared to $354.0 million for 1995. Loans sold in 1996 totaled $5.4 billion, compared to $3.5 billion for 1995. The increase also reflects increases in the percentage of Excess Servicing Spread as follows: (i) on Home Equity Loans sold to 3.68% for 1996 from 3.65% for 1995; (ii) on Commercial Loans sold, including the sale of unguaranteed portions of SBA Loans, to 2.09% in 1996 from 2.04% for 1995; and (iii) on Student Loans sold to 1.90% for 1996 from 1.63% for 1995. The Excess Servicing Spread for Auto Loans decreased to 10.09% for 1996 from 10.60% for 1995.

     Finance income, fees earned and other increased 50% to $234.2 million for 1996, compared to $156.6 million for 1995. The primary factor attributable to this growth is the increase in the Company's serviced loan portfolio of 41% to $12.2 billion at December 31, 1996, as compared to $8.6 billion at December 31, 1995.

     Salaries and employee benefits increased 43% to $170.3 million for 1996, compared to $119.4 million for 1995. This increase was primarily a result of additional staff needed for the growth in the Home Equity Loan division and the Auto Loan division.

     Other operating expenses increased 57% to $194.1 million for 1996, compared to $123.4 million for 1995. The increase was primarily attributable to the following increases: (i) occupancy costs and related office expenses of $32.8 million associated with the opening of additional branch offices; (ii) advertising expenses of $13.9 million to help stimulate loan originations; (iii) professional fees (including computer programming consulting) of $9.9 million to support enhancing the branch offices' computer systems; (iv) loan expenses of $6.9 million related to growth in loan originations; and (v) depreciation and amortization of $7.2 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base.

     The provision for credit losses increased 61% to $145.7 million for 1996 from $90.7 million for 1995. The provision increased to maintain the allowance for credit losses and the allowance for credit losses on loans sold at a level considered adequate to cover risk characteristics and growth of the serviced loan portfolio. Home Equity Loans delinquent 90 days-and-over increased to 3.83% at December 31, 1996 from 2.42% at December 31, 1995. Commercial Loans delinquent 90 days-and-over increased to 4.21% at December 31, 1996 from 3.97% at December 31, 1995. Auto Loans delinquent 90 days-and-over increased to 0.41% at December 31, 1996 from 0.04% at December 31, 1995, the initial year of operations for the division.

     Charge-offs, net of recoveries increased 79% to $47.1 million for 1996 from $26.2 million for 1995, due to the increase in the Company's serviced loan portfolio. Home Equity Loan net charge-offs for the year were $37.0 million or 45 basis points of Home Equity Loans serviced. For 1995, Home Equity Loan net charge-offs were $24.2 million, or 42 basis points of Home Equity Loans serviced. Commercial Loan net charge-offs for the year were $2.6 million, or 41 basis points of the unguaranteed portion of the Commercial Loans serviced. Commercial Loan net charge-offs were $1.7 million, or 40 basis points of the unguaranteed portion of the Commercial Loans serviced for 1995. Auto Loan net charge-offs for the year were $7.5 million or 157 basis points of Auto Loans serviced. Auto Loan net charge-offs for 1995 were $290,000 or 25 basis points of Auto Loans serviced.

     Interest expense increased 32% to $124.1 million for 1996 from $94.0 million for 1995. The increase is attributable to the increase in the Company's average debt outstanding during 1996 of $511.9 million, offset in part by a decrease in interest rates to 7.1% in 1996 from 7.7% in 1995 on the Company's warehouse facilities and to 8.2% in 1996 from 8.7% in 1995 on the unsecured notes payable.

     Income taxes increased 72% to $58.9 million for 1996 from $34.3 million for 1995 due to an increase in pretax income. The effective tax rate remained at 41% for 1996 and 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net income for 1995 increased 55.5% from $31.3 million ($0.62 per share) on 50,804,963 weighted average number of shares outstanding in 1994 to $48.7 million ($0.95 per share) on 51,023,609 weighted average number of shares outstanding in 1995. Per share and weighted average share amounts have been adjusted to reflect stock splits effected by the Company. The increase in net income is primarily attributable to income derived from gain on sale of loans, as well as finance income and fees earned caused by the growth in the Company's serviced loan portfolio.

     Gain on sale of receivables totaled $354.0 million for 1995, an increase of 36.2% compared to $259.9 million for 1994. The increase is primarily attributable to an increase of 24.6% in loans sold from $2.8 billion in 1994 to $3.5 billion in 1995. The increase also reflects increases in the Excess Servicing Spread (i) on Home Equity Loans sold to 3.65% for 1995 from 2.51% for 1994, and (ii) on Commercial Loans sold, including the sale of unguaranteed portions of SBA Loans, to 2.04% for 1995 from 1.93% for 1994. The Excess Servicing Spread on Student Loans was 1.63% for 1995, which represents a decrease from 1.72% for 1994. In 1995, the Company completed its first two Auto Loan securitizations resulting in an Excess Servicing Spread of 10.60% for 1995.

     Finance income, fees earned and other income increased 122% from $70.6 million in 1994 to $156.6 million in 1995. This was a result of the increase in the serviced loan portfolio of 45.8% from $5.9 billion at December 31, 1994 to $8.6 billion at December 31, 1995.

     Salaries and employee benefits increased 39.5% from $85.6 million in 1994 to $119.4 million in 1995. This increase was due primarily to staffing the new Auto Loan division, as well as an expansion of the Company's wholesale and home improvement lending operations. The Company also incurred approximately $5.0 million in non-recurring costs associated with the consolidation and centralization of operations in the Home Equity and Commercial Loan divisions.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Other operating expenses increased 28.3% from $96.2 million in 1994 to $123.4 million in 1995. The increase was primarily attributed to increased occupancy costs and related office expenses associated with the opening of additional branch offices and an increase in loan expenses as a result of the Company's increase in loan originations.

     The provision for credit losses increased by $38.1 million from $52.6 million in 1994 to $90.7 million in 1995. The provision was increased to maintain the allowance for credit losses and the allowance for credit losses on loans sold at a level considered adequate to cover risk characteristics of the serviced loan portfolio and increased loan originations and sales.

     Net charge-offs increased 23.5% to $26.2 million for 1995 from $21.2 million for 1994. The percentages of net charge-offs to the Company's serviced loan portfolio decreased from 0.54% to 0.42% for Home Equity Loans offset in part by an increase from 0.37% to 0.40% for Commercial Loans.

     Home Equity Loans delinquent 90 days-and-over increased from 1.86% in 1994 to 2.42% in 1995, while Commercial Loans delinquent 90 days-and-over increased from 3.67% in 1994 to 3.97% in 1995. Auto Loans delinquent 90 days-and-over were 0.04% in 1995.

     Interest expense increased 118.3% from $43.1 million in 1994 to $94.0 million in 1995. This increase resulted from increases in notes payable used in part to fund the increase in receivables while the average cost of funds was 8.25% for 1995 and 8.80% for 1994.

     The effective tax rate increased from 40.9% in 1994 to 41.3% in 1995 as a result of an increase in state income taxes.

Liquidity and Capital Resources

     The Company's business requires continual access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, advances and reserve account deposits in securitizations, loan repurchases, repayment of debt upon maturity, payment of operating and interest expense and capital expenditures. The Company's primary sources of liquidity are sales into secondary markets of the loans it originates, long-term borrowing, unsecured credit facilities and credit facilities secured by pledges of its loans, in most cases until such loans are sold and the lenders can be repaid, and finance income and fees generated by the serviced loan portfolio.

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon the sale of the loans, the advances are repaid. At December 31, 1996, the Company has made available to originators, lines of credit of approximately $141,000,000. At December 31, 1996 and 1995 advances outstanding were $8,291,000 and $6,447,000, respectively, and are included in other receivables. The weighted average amounts outstanding under these credit agreements were $11,192,000 and $2,370,000 for the years ended December 31, 1996 and 1995, respectively.

     In order to continue to originate loans, the Company will need to maintain and renew its various credit facilities at least at current levels, or obtain new credit facilities to replace existing facilities and its long-term borrowing as they become due.

     Cash and cash equivalents were $321.7 million at December 31, 1996, an increase of $142.9 million from December 31, 1995. At December 31, 1996, $170.1 million of cash and cash equivalents were restricted. These restrictions primarily relate to cash deposits held in interest-bearing accounts for the protection of investors from losses in various securitization transactions. These restrictions are reduced as the underlying loans sold are liquidated. This increase primarily resulted from cash provided by financing activities of $550.9 million primarily attributable to net proceeds of $122.1 million from the March 1996 underwritten public offering of 5.9 million shares of common stock, the net proceeds of $133.4 million from the November 1996 underwritten public offering of 5.2 million shares of $1.72 mandatory convertible preferred stock, and the net increase in notes payable of $243.3 million. The increase in cash was offset by cash used in operating activities and investing activities of $359.4 million and $48.6 million, respectively.

     The Company from time to time sells certain of its loans, primarily SBA Loans and Student Loans, at a premium. This strategy does not significantly affect reported earnings in the period of sales, but allows the Company to generate a higher level of cash flow from current operations. Such a strategy also reduces the average Excess Servicing Spread, thereby reducing cash flows received in the future.

     The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in late 1997. The project, which includes the purchase of land and building construction, is estimated to cost approximately $85.0 million and will be funded out of the general working capital of the Company. Total expenditures to date are $23.3 million. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business.

     At December 31, 1996, the Company had $2.6 billion of credit facilities, which are subject to periodic renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities, $2.2 billion was unused at December 31, 1996. At December 31, 1996, the Company had $408.2 million of warehouse notes payable at a weighted average interest rate of 7.50%.

     On August 16, 1996, the Company entered into a three-year $400 million unsecured revolving credit facility, (the "Credit Facility"). At December 31, 1996, outstanding advances under the Credit Facility were $250.0 million with a weighted average interest rate of 5.98%.

     In addition, at December 31, 1996, the Company had outstanding $637.0 million of unsecured senior debt and $2.0 million of subordinated debt which require principal payments by the Company of $114.0 million in 1997, $40.0 million in 1998, $190.0 million in 1999, $110.0 million in 2000, $35.0 million in 2001 and $150.0 million in 2002. The unsecured senior debt and subordinated debt bear interest at rates ranging from 7.63% to 9.16%, with a weighted average interest rate of 8.58% at December 31, 1996. Other unsecured notes at December 31, 1996 totaled $20.1 million, with a weighted average interest rate of 5.71%.

     The Company is required to comply with various operating and financial covenants defined in the above agreements including covenants which may restrict the Company's ability to pay certain distributions including dividends. At December 31, 1996, the Company had available $296.7 million for the payment of such distributions under the most restrictive of such covenants.

     While the Company believes that it will be able to refinance or otherwise repay its short-term and unsecured debt in the normal course of its business, there can be no assurance that the Company's existing lenders will agree to refinance such debt, that other lenders will be willing to extend lines of credit to the Company, or that funds otherwise generated from operations will be sufficient to satisfy such obligations. Future financing may involve the issuance of additional common stock or other securities, including securities convertible into or exercisable for common stock.

     In December 1996, the Company received an investment grade rating of BBB from Standard & Poor's. It is anticipated that this rating will help make available new sources of capital, in addition to lowering the Company's cost of funds.

Item 8.  Financial statements and supplementary data













                      The Money Store Inc. and Subsidiaries
                        Consolidated Financial Statements
                           December 31, 1996 and 1995
                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors and Shareholders
The Money Store Inc.:

     We have audited the accompanying consolidated statements of financial condition of The Money Store Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Money Store Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/  KPMG Peat Marwick LLP

KPMG Peat Marwick  LLP
Sacramento, CA
February 12, 1997

                      THE MONEY STORE INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                             (Dollars in thousands)

                                     Assets
                                     ------                         December 31,
                                                              -----------------------
                                                                 1996         1995
                                                              ----------   ----------
Cash and cash equivalents (including $170,079 and
     $136,159 in 1996 and 1995 which are restricted)          $  321,703   $  178,781
Receivables, net of allowance for credit losses of
     $19,895 and $15,591 in 1996 and 1995                      1,385,934    1,029,853
Excess servicing asset                                           806,385      524,359
Property and equipment, net                                       73,458       33,762
Other                                                             24,545       25,493
                                                              ----------   ----------

                                                              $2,612,025   $1,792,248
                                                              ==========   ==========

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Liabilities:
     Notes payable                                            $1,319,197   $1,075,892
     Accounts payable and other liabilities                      333,283      226,443
     Income taxes, principally deferred                          147,197       94,928
     Unearned insurance commissions                                7,754        4,704
     Allowance for credit losses on loans sold                   220,085      125,155
                                                              ----------   ----------

                                                               2,027,516    1,527,122
                                                              ----------   ----------

Subordinated debt                                                  2,000       24,000
                                                              ----------   ----------

Commitments and contingencies (Note 10)

Shareholders' equity:
     Preferred stock, no par; authorized
           10,000,000 shares; issued and
           outstanding 5,215,000 of $1.72
           mandatory convertible shares in 1996
           (aggregate liquidation value of $144,064)             133,363           --
     Common stock, no par; authorized 250,000,000
           shares; issued and outstanding 57,791,436 shares
           in 1996 and 51,339,896 shares in 1995                 188,276       59,603
     Retained earnings                                           260,870      181,523
                                                              ----------   ----------

                                                                 582,509      241,126
                                                              ----------   ----------

                                                              $2,612,025   $1,792,248
                                                              ==========   ==========


          See accompanying notes to consolidated financial statements.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                                     Years ended December 31,
                                                  ------------------------------
                                                    1996       1995       1994
                                                  --------   --------   --------
Revenues:
     Gain on sale of receivables                  $544,451   $353,995   $259,913
     Finance income, fees earned and other         234,211    156,563     70,557
                                                  --------   --------   --------

                                                   778,662    510,558    330,470
                                                  --------   --------   --------
Expenses:
     Salaries and employee benefits                170,296    119,423     85,596
     Other operating expenses                      194,098    123,394     96,188
     Provision for credit losses                   145,652     90,723     52,600
     Interest                                      124,076     93,985     43,059
                                                  --------   --------   --------

                                                   634,122    427,525    277,443
                                                  --------   --------   --------

Income before income taxes                         144,540     83,033     53,027
Income taxes                                        58,885     34,318     21,706
                                                  --------   --------   --------

Net income                                        $ 85,655   $ 48,715   $ 31,321
                                                  ========   ========   ========
Net income per common share:
     Primary                                      $   1.44   $   0.95   $   0.62
                                                  ========   ========   ========

     Fully diluted                                $   1.41   $   0.95   $   0.62
                                                  ========   ========   ========


          See accompanying notes to consolidated financial statements.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)


                                                                                                                           Total
                                                       Preferred Stock                Common Stock          Retained   Shareholders'
                                                   Shares          Amount         Shares        Amount      Earnings      Equity
                                                 ----------      ---------      ----------     --------     --------     --------
Balance, December 31, 1993                               --      $      --      50,805,000     $ 57,963     $107,350     $165,313
Net income                                                                                                    31,321       31,321
Purchase of fractional shares                                                          (37)
Common dividends                                                                                              (2,371)      (2,371)
                                                 ----------      ---------      ----------     --------     --------     --------

Balance, December 31, 1994                               --             --      50,804,963       57,963      136,300      194,263
Net income                                                                                                    48,715       48,715
Proceeds from exercise
    of stock options                                                               534,933        1,640                     1,640
Common dividends                                                                                              (3,492)      (3,492)
                                                 ----------      ---------      ----------     --------     --------     --------

Balance, December 31, 1995                               --             --      51,339,896       59,603      181,523      241,126
Net income                                                                                                    85,655       85,655
Issuance of preferred stock                       5,215,000        133,363                                                133,363
Issuance of common stock                                                         5,937,500      122,128                   122,128
Proceeds and related tax benefits
   from exercise of stock options                                                  514,040        6,545                     6,545
Preferred dividends                                                                                             (621)        (621)
Common dividends                                                                                              (5,687)      (5,687)
                                                 ----------      ---------      ----------     --------     --------     --------

Balance, December 31, 1996                        5,215,000      $ 133,363      57,791,436     $188,276     $260,870     $582,509
                                                 ==========      =========      ==========     ========     ========     ========



          See accompanying notes to consolidated financial statements.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                             Years ended December 31,
                                                                              -----------------------------------------------------
                                                                                 1996                 1995                 1994
                                                                              -----------          -----------          -----------
Cash flows from operating activities:
  Net income                                                                  $    85,655          $    48,715          $    31,321
  Adjustments to reconcile net income to net
     cash used in operations:
         Depreciation and amortization                                             15,630                8,446                5,475
         Provision for deferred income taxes                                       47,887               13,430               16,437
         Provision for credit losses                                              145,652               90,723               52,600
         Net changes in operating assets
             and liabilities:
                 Proceeds from loans sold                                       5,449,240            3,508,824            2,816,411
                 Loans originated and purchased                                (5,693,054)          (3,822,971)          (2,779,408)
                 Loans repurchased                                                 (6,971)              (9,059)             (14,314)
                 Increase in other receivables                                   (156,693)             (97,445)            (110,116)
                 Excess Servicing Spread                                         (534,550)            (342,256)            (208,156)
                 Amortization of Excess Servicing Asset                           252,524              137,502              113,443
                 Increase in accounts payable and
                    other liabilities                                              24,001               18,469               10,186
                 Other, net                                                        11,236                7,242                 (936)
                                                                              -----------          -----------          -----------
     Net cash used in operating
          activities                                                             (359,443)            (438,380)             (67,057)
                                                                              -----------          -----------          -----------
Cash flows from investing activities:
     Purchase of property and equipment                                           (48,612)             (17,466)             (15,487)
     Payment for purchase of home improvement loan
             company, net of cash acquired                                             --                   --               (2,748)
                                                                              -----------          -----------          -----------

     Net cash used in investing activities                                        (48,612)             (17,466)             (18,235)
                                                                              -----------          -----------          -----------
Cash flows from financing activities:
     Net increase in credit facilities                                            302,415               99,472               24,784
     Proceeds from unsecured senior notes                                          20,000              300,000              150,000
     Principal payments on unsecured senior notes                                 (83,000)                  --                   --
     Principal payments on subordinated debt                                      (22,000)                  --              (17,000)
     Debt issuance costs                                                           (1,413)              (2,902)              (2,169)
     Net increase in collections payable                                           82,839               78,617                6,662
     Net proceeds from issuance of preferred stock                                133,363                   --                   --
     Net proceeds from issuance of common stock                                   122,128                   --                   --
     Proceeds from exercise of stock options                                        2,953                1,640                   --
     Dividends paid                                                                (6,308)              (3,492)              (2,371)
                                                                              -----------          -----------          -----------
     Net cash provided by financing
         activities                                                               550,977              473,335              159,906
                                                                              -----------          -----------          -----------
     Net increase in cash and cash equivalents                                    142,922               17,489               74,614
Cash and cash equivalents at beginning of year                                    178,781              161,292               86,678
                                                                              -----------          -----------          -----------

Cash and cash equivalents at end of year                                      $   321,703          $   178,781          $   161,292
                                                                              ===========          ===========          ===========



          See accompanying notes to consolidated financial statements.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Business

     The Money Store Inc. together with its subsidiaries (the "Company") is a financial services company engaged in the business of originating (including purchasing), selling and servicing consumer and commercial loans of specified types and offering related services. Loans originated by the Company primarily consist of: (i) fixed and adjustable rate loans secured by mortgages on residential real estate (collectively "Home Equity Loans") which include FHA Title I home improvement loans ("FHA Title I Loans") insured by the Federal Housing Authority (the "FHA") of the United States Department of Housing and Urban Development ("HUD"), and other home improvement loans not insured by FHA ("Conventional Home Improvement Loans") and collectively with FHA Title I Loans, ("Home Improvement Loans"); (ii) loans guaranteed in part ("SBA Loans") by the United States Small Business Administration (the "SBA") and commercial loans generally secured by first mortgages ("Small Business Loans" and, together with SBA Loans, "Commercial Loans"); (iii) government-guaranteed student loans ("Student Loans"); and (iv) motor vehicle retail installment sale contracts purchased from automobile dealers ("Auto Loans").

Basis of Financial Statement Presentation

     The consolidated financial statements include the accounts of The Money Store Inc. and its subsidiaries, all of which are wholly-owned. The consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, estimated prepayments and discount rates on loans sold with servicing retained, valuation of collateral owned, and determination of the allowance for credit losses.

Revenue Recognition

     Gain on sale of receivables represents the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loan in excess of normal loan servicing fees after giving effect to prepayment assumptions (the "Excess Servicing Spread"). Included in gain on sale of receivables in addition to the Excess Servicing Spread are the following: (i) non-refundable fees and premiums on loans sold; (ii) costs related to the sale of the loans; and (iii) gains or losses on certain transactions structured as an economic hedge that are designed to minimize risk of interest rate fluctuations. The Company recognizes such gain on sale of loans on the settlement date. Gains on the sale of a portion of a loan are based on the relative fair market value of the loan portion sold and retained. Concurrently with recognizing such gain on sale, the Company records a corresponding asset (the "Excess Servicing Asset") on its consolidated statement of financial condition in an initial amount equal to the Excess Servicing Spread.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

     The Excess Servicing Asset is amortized, as a charge to finance income, in proportion to the income received from the differential retained over the estimated lives of the underlying loans. Income from the differential retained is recorded in finance income as received. In addition, finance income includes servicing fees and interest income on loans retained by the Company. The Excess Servicing Asset is carried at the lower of amortized cost or net realizable value.

     The carrying value of the Excess Servicing Asset is analyzed quarterly by the Company on a disaggregated basis to determine whether prepayment experience has had an impact on this carrying value. Expected cash flows of the underlying loans sold are reviewed based upon current economic conditions and the type of loans originated and are revised as necessary using the original discount rate used in calculating the gain on sale. Adjustments arising from adverse prepayment experience are recognized as a charge to earnings while favorable experience is not recognized until realized.

     The Company ceases to accrue finance income on loans receivable which become 90 days delinquent. Finance income previously accrued and unpaid on loans receivable which become 90 days delinquent is reversed.

Loans Receivable

     Loans receivable held for sale are carried at the lower of aggregate cost or market value. Market value is determined by outstanding commitments from investors or current investor yield requirements. There was no allowance for market losses on loans receivable held for sale at December 31, 1996 and 1995.

Credit Losses

     Provision for credit losses is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover anticipated losses resulting from liquidation of outstanding loans. The allowance for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay and collateral values. The allowance for credit losses on loans sold represents the Company's best estimate of future credit losses likely to be incurred over the life of the loans sold. The Company's charge-off policy is based on a review of each individual receivable and the loan is charged-off when deemed uncollectable.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (continued)

Property and Equipment, net

     Property and equipment is stated at cost less accumulated depreciation and amortization. Capital leases are included in property and equipment, at the capitalized amount. Depreciation and amortization are computed primarily using the straight-line method. Estimated useful lives range from three to seven years for furniture and equipment, the lesser of ten years or the lease term for leasehold improvements, and three to five years for capital leases.

     Also included in property and equipment is the capitalization of costs relating to the construction of an office building. Costs include expenditures for the purchase of land, construction of the building along with related costs and the amount of interest associated with the construction. Capitalized interest is recorded as part of the asset cost and will be depreciated over its useful life when it becomes operational.

Collateral Owned

     Collateral owned consists of property acquired by foreclosure or in settlement of loans receivable or repossession, and is carried at the lower of carrying value or fair value less estimated costs to sell. Collateral owned is $7,199,000 and $10,211,000 at December 31, 1996 and 1995, respectively, and is included in other assets.

Income Taxes

     The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Unearned Insurance Commissions

     The Company receives a commission from third party providers based upon the insurance coverage sold to Home Equity Loan customers. For financial reporting, this income is deferred and recognized over the expected life of the insurance policy.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies (continued)

Net Income Per Share

     Net income per share of common stock is computed using the weighted average number of common shares outstanding during each period, after giving effect to common stock equivalents arising from the assumed conversion of the outstanding $1.72 mandatory convertible preferred stock and the assumed exercise of stock options. The primary weighted average number of common shares including common stock equivalents is 59,085,322 for 1996, 51,023,609 for 1995 and 50,804,963 for
1994. The fully diluted weighted average number of common shares including common stock equivalents is 60,821,321 for 1996, 51,023,609 for 1995 and 50,804,963 for 1994. All share and per share amounts have been restated to reflect stock splits effected by the Company.

Statements of Cash Flows

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Supplemental disclosure of cash flow information is as follows:

     Cash paid for interest expense is $122,531,000, $84,335,000 and $38,779,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for income taxes is $9,253,000, $12,940,000 and $2,035,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Supplemental disclosure of noncash investing and financing activities is as follows:

     Noncash investing and financing activities consist of capital lease obligations of $3,890,000 for the year ended December 31, 1996, in connection with leases for equipment.

Recent Accounting Developments

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 125 ("FAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 125 supersedes FAS 76, 77 and 122, while amending both FAS 65 and 115. The Statement is effective January 1, 1997 and is to be applied prospectively. Earlier implementation is not permitted.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Recent Accounting Developments (Cont.)

     A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strip receivables and the allowance for credit losses on loans sold will be reclassified as a reduction of these receivables.

     FAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like available-for-sale securities or trading securities, under FAS 115. This assessment is required for financial assets held on or acquired after January 1, 1997.

     It is expected that, upon implementation, FAS 125 will require the Company to record an unrealized gain of approximately $15,000,000.

     In May 1995, the FASB issued FAS 122, "Accounting for Mortgage Servicing Rights" which became effective for years beginning after December 15, 1995. The adoption of FAS 122 has no material impact on the financial condition or results of operations of the Company.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)  Receivables, net

                                                             December 31,
                                                     ---------------------------
                                                        1996             1995
                                                     ----------       ----------
                                                       (Dollars in thousands)
Loans held for sale:
     Home Equity Loans                               $  548,181       $  460,310
     Commercial Loans                                   264,655          235,157
     Student Loans                                      187,498          106,413
     Auto Loans                                          38,779            5,842
                                                     ----------       ----------

                                                      1,039,113          807,722
Other                                                   297,832          193,799
Accrued interest                                         68,884           43,923
                                                     ----------       ----------

                                                      1,405,829        1,045,444
Less allowance for credit losses                         19,895           15,591
                                                     ----------       ----------

                                                     $1,385,934       $1,029,853
                                                     ==========       ==========

Loans Held for Sale

Home Equity Loans

     Home Equity Loans held for sale have contractual maturities of up to 30 years. Real property of the borrower is usually pledged as collateral. Home Equity Loans are generally sold in securitization transactions with servicing retained.

Commercial Loans

     SBA Loans have contractual maturities of up to 25 years. SBA Loans are made under the Small Business Act and are guaranteed in part by the Federal government. The guaranteed and unguaranteed portions of SBA Loans are sold in separate transactions while the Company retains the servicing rights. At December 31, 1996 and 1995, the unguaranteed portion of SBA Loans held for sale is $44,829,000 and $85,932,000, respectively.

     Small Business Loans have maturities up to 30 years. At December 31, 1996 and 1995, Small Business Loans held for sale are $120,450,000 and $72,577,000, respectively.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)  Receivables, net (continued)

Student Loans

     Student Loans have varying maturities. Loans are made through the Guaranteed Student Loan Program and are at least insured 98% by agencies approved by the United States Department of Education. Student Loans are generally sold in securitization transactions with servicing retained.

Auto Loans

     Auto Loans have contractual maturities up to seven years. The vehicle purchased by the borrower is pledged as collateral. Auto Loans are generally sold in securitization transactions with servicing retained.

Other Receivables

     Other receivables consist primarily of cash advances made by the Company in connection with certain securitization transactions designed to protect investors from losses and repurchased loans.

Allowance for Credit Losses

     The activity in the allowance for credit losses is summarized as follows:

                                                                 As of and for the
                                                             years ended December 31,
                                                       ----------------------------------
                                                          1996         1995        1994
                                                       ---------    ---------    --------
                                                              (Dollars in thousands)

Balance, beginning of year                             $ 140,746    $  77,863    $ 45,542
Provision for credit losses                              145,652       90,723      52,600
Loans charged-off and reclassification to collateral
     owned                                               (51,265)     (30,118)    (20,925)
Recoveries                                                 4,847        2,278         646
                                                       ---------    ---------    --------

Balance, end of year                                   $ 239,980    $ 140,746    $ 77,863
                                                       =========    =========    ========

Allowance for credit losses                            $  19,895    $  15,591    $ 14,014
Allowance for credit losses on loans sold                220,085      125,155      63,849
                                                       ---------    ---------    --------

                                                       $ 239,980    $ 140,746    $ 77,863
                                                       =========    =========    ========

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(2)  Receivables, net (continued)

     At December 31, 1996 and 1995, the gross allowance for credit losses on loans sold was $292,055,000 and $158,424,000, respectively, which was discounted using risk-free interest rates of 6.80% and 6.34% in 1996 and 1995, respectively.

     As of December 31, 1996 and 1995, loans retained by the Company totaling $31,602,000 and $35,637,000, respectively, were on non-accrual status.

Serviced Loan Portfolio

     The serviced loan portfolio, which consists of loans sold to investors and loans retained by the Company, is as follows:

                                                          December 31,
                                                --------------------------------
                                                   1996                  1995
                                                -----------           ----------
                                                    (Dollars in thousands)
Home Equity Loans                               $ 8,230,776           $5,751,677
Commercial Loans                                  2,282,384            1,907,050
Student Loans                                     1,203,739              845,501
Auto Loans                                          475,533              117,239
                                                -----------           ----------

                                                $12,192,432           $8,621,467
                                                ===========           ==========


(3)  Excess Servicing Asset

     The activity in the Excess Servicing Asset is summarized as follows:

                                                Years ended December 31,
                                        ---------------------------------------
                                           1996           1995           1994
                                        ---------      ---------      ---------
                                                (Dollars in thousands)
Balance, beginning of year              $ 524,359      $ 319,605      $ 224,892
Excess Servicing Spread                   534,550        342,256        208,156
Amortization                             (252,524)      (137,502)      (113,443)
                                        ---------      ---------      ---------

Balance, end of year                    $ 806,385      $ 524,359      $ 319,605
                                        =========      =========      =========

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(3)  Excess Servicing Asset (continued)

     The Company discounts the cash flows on the underlying loans sold at a rate it believes a purchaser would require as a rate of return. The weighted average rates used to discount the cash flows are as follows:

                                                  Years ended December 31,
                                             ---------------------------------
                                             1996          1995           1994
                                             ----          ----           ----
Home Equity Loans                            11.3%         11.6%          9.7%
Commercial Loans                             10.5%         11.2%          9.4%
Student Loans                                 8.2%          8.7%          7.7%
Auto Loans                                   12.0%         12.0%           --


     The carrying value of the Excess Servicing Asset is analyzed quarterly by the Company on a disaggregated basis to determine whether prepayment experience has had any impact on this carrying value.

     The weighted average discount rate used in determining the carrying value of the Excess Servicing Asset is 11.5%, 11.0% and 10.0% as of December 31, 1996, 1995 and 1994, respectively.

         Included in gain on sale of receivables in addition to the Excess Servicing Spread, is the following: (i) non-refundable fees and premiums on loans sold; (ii) costs related to the sale of loans; and (iii) gains or losses on certain transactions structured as an economic hedge that are designed to minimize risk of interest rate fluctuations. The net amounts of these additions to gain on sale are $9,901,000, $11,739,000 and $51,757,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(4)  Property and Equipment, net

                                                               December 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------         -------
                                                         (Dollars in thousands)
Land                                                    $  7,296         $   183
Buildings and improvements                                 6,182           4,398
Furniture and fixtures                                    75,085          47,662
Construction in progress (a)                              16,182              --
                                                        --------         -------

                                                         104,745          52,243
Less accumulated depreciation
    and amortization                                      31,287          18,481
                                                        --------         -------

                                                        $ 73,458         $33,762
                                                        ========         =======

     (a)  Capitalized interest is $803,000 for the year ended December 31, 1996.

(5)  Notes Payable

                                                          December 31,
                                                  ------------------------------
                                                     1996                1995
                                                  ----------          ----------
                                                      (Dollars in thousands)
Secured:
     Warehouse notes                              $  408,244          $  355,114
     Other notes                                       3,803                 628
                                                  ----------          ----------

                                                     412,047             355,742
Unsecured                                            907,150             720,150
                                                  ----------          ----------

                                                  $1,319,197          $1,075,892
                                                  ==========          ==========

Secured Notes

     The Company has available lines of credit, which are subject to renewal periodically, for warehousing of loans of $2,600,000,000 at December 31, 1996. Outstanding borrowings under these credit facilities are collateralized by loans of $411,682,000 and restricted cash in the amount of $6,083,000 at December 31, 1996. Upon the sale of loans, the notes are repaid.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)  Notes Payable (continued)

     In addition, other secured notes represent capital lease obligations of $3,803,000 at December 31, 1996. The future minimum lease payments are as follows: $1,602,000 in 1997, $1,528,000 in 1998, $637,000 in 1999, $464,000 in
2000 and $35,000 in 2001. Included in the above amounts is $463,000 representing interest.

     The following table presents data on warehouse notes payable:

                                                 Years ended December 31,
                                       -----------------------------------------
                                          1996             1995         1994
                                       -----------     -----------  ------------
                                                   (Dollars in thousands)
Weighted average interest rate for
     the year                                  7.1%           7.7%         5.6%
Weighted average interest rate at
     end of year                               7.5%           6.6%         6.4%
Average amount outstanding for
     the year                          $   799,282    $   548,733  $   255,789
Maximum amount outstanding
     at any month end                  $ 1,281,698    $   916,426  $   411,577

Unsecured Notes

     Unsecured notes at December 31, 1996 and 1995 included senior notes of $637,000,000 and $655,000,000, respectively. The Company is required to pay principal of $112,000,000 in 1997, $40,000,000 in 1998, $190,000,000 in 1999,
$110,000,000 in 2000, $35,000,000 in 2001 and $150,000,000 in 2002.

     On August 16, 1996, the Company entered into a $400,000,000 unsecured revolving credit facility (the "Credit Facility") which expires August 16, 1999. At December 31, 1996 outstanding advances under the Credit Facility were $250,000,000.

     In addition, unsecured notes payable include bank loans due within one year of $20,150,000 and $65,150,000 at December 31, 1996 and 1995, respectively.

     The Company is required to comply with various operating and financial covenants defined in the agreements governing the issuance of the senior notes. In addition, the Credit Facility and certain of the Company's warehouse notes incorporate the restriction contained in the senior notes or otherwise contain similar restrictions. The covenants restrict the payment of certain distributions including dividends. At December 31, 1996, the Company had available $296,704,000 for the payment of such distributions under the most restrictive of such covenants.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(5)  Notes Payable (continued)

     Costs incurred in connection with the issuance of the unsecured notes have been deferred and are being amortized over the terms of the respective notes using the straight line method. At December 31, 1996 and 1995, the unamortized debt issuance cost is $4,875,000 and $5,473,000, respectively.

     The following table presents data on unsecured notes payable:

                                                Years ended December 31,
                                       -----------------------------------------
                                           1996           1995          1994
                                       -----------    -----------  -------------
                                                   (Dollars in thousands)
Weighted average interest rate for
     the year                                  8.2%           8.7%          8.3%
Weighted average interest rate at
     end of year                               7.8%           8.6%          8.7%
Average amount outstanding for
     the year                          $   822,833    $   561,483  $    279,562
Maximum amount outstanding
     at any month end                  $ 1,010,150    $   720,150  $    405,150


(6) Subordinated Debt

                                                               December 31,
                                                         -----------------------
                                                           1996           1995
                                                         -------         -------
                                                          (Dollars in thousands)

12% due December 31, 1996 (a)                            $    --         $22,000
7.8% due September 2, 1997                                 2,000           2,000
                                                         -------         -------

                                                         $ 2,000         $24,000
                                                         =======         =======

(a) The notes provide for semi-annual interest payments and annual principal payments of $11,000,000. The Company had an $11,000,000 payment due on December 31, 1995 (not a business day) which was paid on January 2, 1996.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(6) Subordinated Debt (continued)

     In connection with the above notes, the Company is required to comply with various operating and financial covenants as defined in the respective agreements governing the issuance of the notes.


     Costs incurred in connection with the issuance of the notes are deferred and amortized over the terms of the respective notes using the straight line method. The subordinated debt issuance cost is fully amortized at December 31, 1996 and at December 31, 1995, the unamortized subordinated debt issuance cost is $434,000.

(7)  Accounts Payable and Other Liabilities

     Accounts payable and other liabilities includes $246,018,000 and $163,179,000 at December 31, 1996 and 1995, respectively, of funds collected on loans sold and serviced for others. The Company is responsible for the collection of principal and interest which is remitted primarily in the month following collection.

(8)  Employee Benefit Plans

Defined Contribution Plan

     The Company has a defined contribution plan (401(k)) for all eligible employees. Contributions to the plan are in the form of employee salary deferrals which may be subject to employer matching contributions up to a specified limit. In addition, the Company may make an annual profit sharing contribution on behalf of its employees. The Company's cost for the plan, net of reallocated forfeitures, amounted to $4,851,000, $3,479,000 and $3,176,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Profit Sharing Plan

     The Company has a non-qualified profit sharing plan for certain employees. Contributions to this plan are based on a percentage of pretax profits. The Company's cost of the plan amounted to $8,771,000, $4,391,000 and $3,337,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Pension Plan

     The Company has a non-qualified, unfunded pension benefit plan. The purpose of the plan is to supplement the existing employee benefit plans for certain key executives. The benefits are based upon years of service and the employee's highest average compensation as defined.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(8)  Employee Benefit Plans (continued)

     The following table sets forth the plan's status and amounts recognized in the Company's consolidated financial statements:

                                                               December 31,
                                                           --------------------
                                                             1996         1995
                                                           -------      -------
                                                          (Dollars in thousands)
Actuarial present value of benefit obligations:
     Vested                                                $ 1,350      $ 1,262
     Non-vested                                              1,979        1,758
                                                           -------      -------

Accumulated benefit obligation                               3,329        3,020
Effect of projected future compensation levels                  94          146
                                                           -------      -------

Projected benefit obligation                                 3,423        3,166
Unrecognized prior service cost                             (1,859)      (2,069)
Unrecognized net gain (loss)                                    53          (16)
Additional minimum liability                                 1,712        1,939
                                                           -------      -------

Total pension liability                                    $ 3,329      $ 3,020
                                                           =======      =======

     In determining the projected benefit obligation for the year ended December 31, 1996, the discount rate was 7.5% pre-retirement and 7.0% post-retirement. For the year ended December 31, 1995, the discount rate was 7.0% for pre-retirement and post-retirement. The rate of increase in the future compensation levels was 4.0% in 1996 and 1995.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(8)  Employee Benefit Plans (continued)

     Net periodic pension cost includes the following components:

                                                         Years ended December 31,
                                                         -----------------------
                                                          1996     1995     1994
                                                          ----     ----     ----
                                                          (Dollars in thousands)

Service cost                                              $105     $144     $136
Interest cost on projected benefit obligation              222      206      174
Net amortization and deferral                              210      210      211
                                                          ----     ----     ----

Net periodic pension cost                                 $537     $560     $521
                                                          ====     ====     ====

     In determining the net periodic pension cost for the year ended December 31, 1996, the discount rate was 7.0% pre-retirement and post-retirement. For the year ended December 31, 1995, the discount rate was 7.5% pre-retirement and 7.0% post-retirement. The rate of increase in the future compensation levels was 4.0% in 1996 and 1995. For the year ended December 31, 1994, the discount rate was 7.0% and the rate of increase in the future compensation levels was 4.0%.

Stock Option Plans

     The Company's 1991 Stock Option Plan, as amended on April 15, 1993, and the 1995 Stock Incentive Plan dated August 15, 1995 (collectively the "Plans") provide for a total of 5,484,375 shares for issuance.

     Options granted under the Plans may be incentive stock options or non-qualified stock options. The exercise price of both types of options will be equal to 100% of the fair market value of the shares on the date of the grant.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(8)  Employee Benefit Plans (continued)

     Twenty percent of the options initially granted under the Plans are exercisable by the holder one year after the date of grant, with an additional 20% of the options exercisable on the anniversary date of the grant for the next four years. No options shall be granted under the 1991 Stock Option Plan or the 1995 Stock Incentive Plan after September 15, 2001 and August 15, 2005, respectively. Changes in options outstanding are as follows:

                                                                          Years ended December 31,
                                       --------------------------------------------------------------------------------------------
                                                   1996                             1995                          1994
                                       -----------------------------   -----------------------------   ----------------------------
                                       Number of    Weighted-Average   Number of    Weighted-Average   Number of   Weighted-Average
                                        Shares       Exercise Price     Shares       Exercise Price     Shares      Exercise Price
                                        ------       --------------     ------       --------------     ------      --------------
Options outstanding at
    beginning of year                 3,168,090         $ 9.54         2,261,732         $ 4.27          794,996        $ 2.84
Options granted                         983,091          24.01         1,697,909          14.16        1,466,736          5.05
Options canceled                       (276,605)         15.34          (241,376)          6.23               --            --
Options exercised                      (523,350)          6.13          (550,175)          3.57               --            --
                                      ---------                        ---------                       ---------
Options outstanding at
    end of year                       3,351,226          13.95         3,168,090           9.54        2,261,732          4.27
                                      =========                        =========                       =========

Options exercisable                     521,750           7.62           530,000           3.77          477,000          2.84
                                      =========                        =========                       =========

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(8)  Employee Benefit Plans (continued)

                                                                               Weighted-
                                                              Weighted-        Average
                                                               Average        Remaining
                                             Number of         Exercise       Contracted
                                              Shares            Price       Life (in years)
                                           -------------   --------------   --------------
Exercise prices:
  $2.84
     Options outstanding                        195,249        $ 2.84            --
     Options exercisable                        195,249          2.84
  $4.83 - $7.07
     Options outstanding                      1,133,940          5.47           3.2
     Options exercisable                        167,936          5.44
  $9.57
     Options outstanding                         22,500          9.57           4.0
     Options exercisable                          4,500          9.57
  $15.90 - $22.25
     Options outstanding                      1,508,287         17.76           4.3
     Options exercisable                        154,065         15.99
  $25.00 - $26.69
     Options outstanding                        491,250         25.63           5.0
     Options exercisable                             --            --

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"). This Statement establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Companies may continue to apply the accounting provisions of APB 25 in determining net income; however, they must apply the disclosure requirements of FAS 123 for all grants issued after 1994. The Company elected to continue to apply the provisions of APB 25 in accounting for the employee stock plans described above. Accordingly, no compensation cost has been recognized.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(8)  Employee Benefit Plans (continued)

         Had compensation cost for these employee stock plans been determined based on the new fair value method under FAS 123, the Company's net income and net income per share would have been reduced based on the month of grant to the pro forma amounts indicated as follows:

                                         Years ended December 31,
                                       ----------------------------
                                             1996              1995
                                             ----              ----
                                 (Dollars in thousands, except per share data)
Net income:
       As reported                     $   85,655        $   48,715
       Pro forma (1)                       83,677            48,058
Net income per common share:
    Primary:
       As reported                     $     1.44        $     0.95
       Pro forma (1)                         1.41              0.94
    Fully diluted:
       As reported                           1.41              0.95
       Pro forma (1)                         1.38              0.94

(1) The pro forma amounts noted above only reflect the effects of stock-based compensation grants made after 1994. Because stock options are granted each year and generally vest over five years, these pro forma amounts may not reflect the full effect of applying the (optional) fair value method established by FAS 123 that would be expected if all outstanding stock option grants were accounted for under this method.

     The fair value of each option grant is estimated based on the date of grant. In determining the fair value, the Company used a modified Black-Scholes option-pricing model. For the fixed stock option plans, the following weighted-average assumptions are used for 1996 and 1995, respectively: expected dividend yield of 0.35% and 0.45%; expected volatility of 46.34% and 45.45%; risk-free interest rates of 6.41% and 5.96%; and expected lives of five for both years. The weighted-average grant-date fair value of options granted are $11.44 and $6.56 for the years ended December 31, 1996 and 1995, respectively.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(9)  Income Taxes

         The provision for income taxes is as follows:

                                               Years ended December 31,
                                       -----------------------------------------
                                        1996             1995             1994
                                       -------          -------          -------
                                                (Dollars in thousands)
Current                                $10,998          $20,888          $ 5,269
Deferred                                47,887           13,430           16,437
                                       -------          -------          -------

                                       $58,885          $34,318          $21,706
                                       =======          =======          =======

     A reconciliation between the expected Federal income tax expense and the actual income tax expense is as follows:

                                                     Years ended December 31,
                                                 ------------------------------
                                                   1996        1995       1994
                                                 --------    -------    -------
                                                      (Dollars in thousands)

Income before income taxes                       $144,540    $83,033    $53,027
Statutory Federal income tax rate                      35%        35%        35%
                                                 --------    -------    -------

Computed expected income tax expense               50,589     29,062     18,559
State income taxes net of Federal income
    tax benefit                                     8,296      5,256      3,147
                                                 --------    -------    -------

                                                 $ 58,885    $34,318    $21,706
                                                 ========    =======    =======

     At December 31, 1996, the Company has state net operating loss carryforwards available of $13,150,000, expiring on various dates through 2011.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(9)  Income Taxes (continued)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

                                                              December 31,
                                                         -----------------------
                                                           1996           1995
                                                         --------       --------
                                                          (Dollars in thousands)
Deferred tax assets:
    Provision for credit losses                          $ 98,993       $ 59,270
    Interest on non-performing loans                       12,307          6,864
    Other                                                   8,806          4,542
                                                         --------       --------

                                                          120,106         70,676
                                                         --------       --------

Deferred tax liabilities:
    Gain on sale of receivables                           253,587        159,153
    Depreciation and amortization                           2,883             --
                                                         --------       --------

                                                          256,470        159,153
                                                         --------       --------

Net deferred tax liability                               $136,364       $ 88,477
                                                         ========       ========

     Management believes it is more likely than not that the Company will realize the benefit of deferred tax assets and that such assets will reverse during periods in which the Company generates net taxable income and reversal of deferred tax liabilities.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(10) Commitments, Contingencies and Concentrations of Credit Risk

     The Company is obligated under noncancellable operating leases for property and equipment expiring at various dates through 2001. Minimum annual rental payments at December 31, 1996, are as follows (dollars in thousands):

                           1997            $ 13,611
                           1998              11,535
                           1999               8,052
                           2000               3,827
                           2001                 926
                                           --------

                                           $ 37,951
                                           ========

     Rent expense amounted to $14,470,000, $10,113,000 and $7,201,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in late 1997. The project, which includes the purchase of land and building construction, is estimated to cost approximately $85,000,000. The capitalized expenditures including interest through December 31, 1996 are $23,295,000. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business.

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon sale of the loans, the advances are repaid. At December 31, 1996, the Company has made available to originators, lines of credit of approximately $141,000,000. At December 31, 1996 and 1995 advances outstanding were $8,291,000 and $6,447,000, respectively, and are included in other receivables. The weighted average amounts outstanding under these credit agreements were $11,192,000 and $2,370,000 for the years ended December 31, 1996 and 1995, respectively.

     In certain securitization transactions, the Company subordinates a portion of its interest in excess cash flows to investors. The investors' protection from losses is provided by the subordination of the Company's cash flows including various combinations of cash deposits provided by the Company, subordination accounts and credit enhancements provided by third parties. At December 31, 1996, $163,996,000 of cash deposits held in interest-bearing accounts are restricted, and $228,046,000 is advanced in connection with subordination accounts. In senior subordinated structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and credit enhancements provided by third parties.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(10) Commitments, Contingencies and Concentrations of Credit Risk (continued)

     In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into pre-funding arrangements in connection with securitization transactions that allow it to sell loans in the future at an agreed upon price. At December 31, 1996, under the terms of the agreements the Company had the right to deliver $176,716,000 of Home Equity Loans, $31,679,000 of SBA Loans, $30,071,000 of Student Loans, and $49,913,000
of Auto Loans, within approximately 90 days of such date.

     In addition, the Company from time to time purchases and sells government securities at agreed upon prices as an economic hedge. Losses on these transactions, which are included in gain on sale of receivables, amounted to $1,435,000 and $5,110,000 for the years ended December 31, 1996 and 1995, respectively. There were no purchases or sales during 1994.

     In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business, due to commitments and obligations to service and repurchase loans receivable which are not included in the accompanying consolidated financial statements. The obligations to repurchase Home Equity Loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $57,562,000 of Home Equity Loans at December 31, 1996, which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

     The Company's serviced loan portfolio is widely dispersed. At December 31, 1996, loans to borrowers in the State of California accounted for approximately 20% of the total serviced loan portfolio, while no other state accounted for more than 9%.

     In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the consolidated financial position or results of operations of the Company.

(11)  Related Party Transactions

     The Company leases corporate administrative offices in New Jersey from a joint venture which includes a general partnership, whose partners are shareholders and executive officers of the Company. The annual rent under this lease, which expires in 2000, is subject to certain adjustments, and was approximately $1,184,000 for the year ended December 31, 1996 and $1,200,000 for the years ended December 31, 1995 and 1994.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(12)  Other Operating Expenses

     Other operating expenses include the following:

                                                   Years ended December 31,
                                             -----------------------------------
                                               1996          1995          1994
                                             --------      --------      -------
                                                    (Dollars in thousands)

Advertising                                  $ 52,227      $ 38,290      $40,318
Depreciation and amortization                  15,630         8,446        5,475
Loan expenses                                  18,383        11,457        8,126
Office, stationery and supplies                41,471        27,172       15,353
Professional fees                              16,417         6,529        4,382
Occupancy costs                                14,470        10,113        7,201
Other expenses                                 35,500        21,387       15,333
                                             --------      --------      -------

                                             $194,098      $123,394      $96,188
                                             ========      ========      =======

(13)  Shareholders' Equity

     In May 1996, the shareholders of the Company approved the increase in authorized shares of the Company from 100,000,000 shares to 250,000,000 shares of common stock.

     In March 1996, the Company sold 5,937,500 shares of common stock for $21.50 per share, the net proceeds of which amounted to $122,128,000.

     In November 1996, the Company sold 5,215,000 shares of $1.72 mandatory convertible preferred stock for $26.50 per share, the net proceeds of which amounted to $133,363,000. Each share will pay an annual dividend of $1.72 per share, will be convertible at the option of the holder into 0.833 shares of common stock and will automatically convert on December 1, 1999 into common stock. The mandatory conversion rate, based on a formula, will range from 0.833 to 1.000 shares of common stock per share.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(14)  Fair Values of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments are set forth below:

                                                                                        December 31,
                                                                                        ------------
                                                                            1996                              1995
                                                                 ---------------------------       ---------------------------
                                                                 Carrying          Estimated        Carrying         Estimated
                                                                   Value          Fair Value          Value         Fair Value
                                                                 ------------     ----------       ----------       ----------
                                                                                     (Dollars in thousands)
Financial Assets:
     Cash and cash equivalents                            (a)    $  321,703       $  321,703       $  178,781       $  178,781
     Receivables                                          (b)     1,405,829        1,479,000        1,045,444        1,100,000
     Excess Servicing Asset                               (c)       806,385          822,000          524,359          603,000
Financial Liabilities:
     Notes payable (excluding senior notes)               (d)       682,197          682,197          420,892          420,892
     Unsecured - senior notes                             (d)       637,000          648,000          655,000          693,000
     Subordinated debt                                    (e)         2,000            2,000           24,000           25,000

(a) The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value.
(b) Since it is the Company's business to sell loans it originates, the fair values were estimated using current investor yields or outstanding commitments from investors. The fair value for non-performing loans was based upon recent appraisals of collateral securing such loans. Included in the carrying value and estimated fair value of receivables is the mark-to-market effect of any open economic hedge transactions, which were insignificant at December 31, 1996 and 1995.
(c) The fair value was estimated by discounting future cash flows using rates available for instruments with similar terms and remaining maturities. In determining the fair value, assumed prepayments utilized by the Company were not significantly different from the Company's actual prepayment experience.
(d) Warehouse and unsecured notes (excluding the senior notes) generally have original maturities of less than 90 days; and therefore, the carrying value is a reasonable estimate of fair value. Term notes are generally adjustable rate and indexed to the prime rate, therefore, carrying value is a reasonable estimate of fair value. The fair value of the senior notes was estimated based on rates currently available for debt with similar terms and remaining maturities.
(e) Fair value was estimated based on rates currently available for debt with similar terms and remaining maturities.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(14)  Fair Values of Financial Instruments (continued)

     The fair value estimates made at December 31, 1996 and 1995, were based upon pertinent market data and relevant information about the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For instance, the Company has certain fee-generating business lines (e.g., its loan servicing operations) that were not considered in these estimates since these activities are not financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(15)  Selected Quarterly Data (unaudited)

     The following represents selected quarterly financial data of the Company, which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

                                                                                             Three Months Ended
                                                                      -------------------------------------------------------------
                                                                        March 31,        June 30,      September 30,    December 31,
                                                                      -----------      -----------     ------------     -----------
                                                                                (Dollars in thousands, except per share data)
1996
----
Revenues                                                              $   154,748      $   178,372      $   202,184      $   243,358

Income before income taxes                                                 23,734           31,667           38,057           51,082

Net income                                                                 14,204           18,897           22,720           29,834

Net income per common share - primary                                 $      0.27      $      0.32      $      0.38      $      0.49

Weighted average number of common shares
     outstanding - primary                                             52,738,400       59,399,392       59,090,793       59,385,914


Net income per common share - fully diluted                           $      0.27      $      0.32      $      0.38      $      0.48

Weighted average number of common shares
     outstanding - fully diluted                                       52,738,400       59,399,392       59,346,543       62,235,498



1995
----
Revenues                                                              $    91,758      $   112,665      $   145,261      $   160,874

Income before income taxes                                                 12,344           18,182           22,514           29,993

Net income                                                                  7,244           10,766           13,233           17,472

Net income per common share                                           $      0.14      $      0.21      $      0.26      $      0.34

Weighted average number of common shares outstanding                   50,805,206       50,899,050       51,096,575       51,287,503


                      THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Item 9. Change in and disagreements with accountants on accounting and financial disclosure

None

                                    PART III

Items 10 - 13.      Registrant incorporates by reference herein information in its proxy statement which complies with the information called for by Items 10 - 13 of the Form 10-K. The proxy will be filed at a later date with the Commission.

                                     PART IV

Item 14. Exhibits, financial statement schedules and reports on Form 8-K


(a)(1)        Financial statements                                                                        Page(s)
                      The following consolidated financial statements
                      of The Money Store Inc. and subsidiaries are
                      included in Part II, Item 8 of this report

                      Independent Auditors' Report                                                            37

                      Consolidated Statements of Financial Condition -
                               December 31, 1996 and 1995                                                     38

                      Consolidated Statements of Income -
                               Years ended December 31, 1996, 1995 and 1994                                   39

                      Consolidated Statements of Shareholders' Equity -
                               Years ended December 31, 1996, 1995 and 1994                                   40

                      Consolidated Statements of Cash Flows -
                               Years Ended December 31, 1996, 1995 and 1994                                   41

                      Notes to Consolidated Financial Statements                                              42-67

     (2)      Financial statement schedules

              None required

     (3)      Exhibits                                                                                        77

  Exhibit
    No.
 ---------
 3.1           Restated Certificate of Incorporation of the Registrant.

 3.2 By-Laws of Registrant. (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 33-41172).

 3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated October 12, 1995.

 3.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 15, 1996.

 3.5 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant dated October 30, 1996.

 4.1           Specimen Common Stock Certificate of the Registrant.
               (Incorporated by reference to Company's Registrant Statement of Form S-1; File No. 33-41172).

 4.2 Note Agreement, Dated as of September 9, 1992, as amended, relating to the Registrant's Series A and Series B Senior Notes due in September 1996 and September 1997, respectively, including the form of Series A and Series B Senior Notes. (Incorporated by reference to the Company's 1992 Annual Report on Form 10-K; File No. 1-10785).

 4.3 Note Agreement, dated as of April 15, 1993, as amended, relating to the Registrant's Senior Notes due April 15, 1998, including the form of 7.63% Senior Note. (Incorporated by reference to the Company's 1993 Annual Report on Form 10-K; File No. 1-10785).

 4.4 Note Agreement, dated as of September 30, 1993, as amended, relating to the Registrant's Series A and Series B Senior Notes both due in September 2000, including the form of Series A and Series B Senior Notes. (Incorporated by reference to the Company's 1993 Annual Report on Form 10-K; File No. 1-10785).

 4.5 Note Agreement, dated as of September 20, 1994, as amended, relating to the Registrant's Series A due September 30, 1999 and Series B due September 30, 2000, including the form of Series A and Series B Senior Notes. (Incorporated by reference to the Company's 1994 Annual Report on Form 10-K; File No. 1-10785).

 4.6 Note Agreement dated as of April 6, 1995, as amended, relating to the Registrant's Senior Notes due March 31, 2002, including the form of 9.0% Senior Note. (Incorporated by reference to the Company's 1995 Annual Report on Form 10K; File No.1-10785).

 4.7 Note Agreement dated as of September 13, 1995, as amended, relating to the Registrant's Series A Notes due September 15, 1999, Series B Notes due September 15, 2000, and Series C Notes due September 15, 2001, including the form of Series A, Series B, and Series C Senior Notes. (Incorporated by reference to the Company's 1995 Annual Report on Form 10K; File No. 1-10785).

 10.1 Form of 1991 Stock Option Plan. (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 33-41172).

 10.2 Amended and Restated Deferred Bonus Plan, effective January 1, 1982. (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 33-41172).

 10.3 Amended Bonus Plan, effective January 1, 1982, relating amendments as of December 31, 1990. (Incorporated by reference to Company's 1992 Annual Report on Form 10-K; File No. 1-10785).

 10.4 Form of Indemnification Agreement between the Registrant and certain of its directors and officers. (Incorporated by reference to Company's Registration Statement Registration Statement on Form S-1; File No. 33-41172).

 10.5 Form of Amended and Restated Employment Agreement between the Registrant and Morton Dear dated September 16, 1991. (Incorporated by reference to Company's 1992 Annual Report on Form 10-K; File No. 1-10785).

 10.6 Form of Employment Agreement between the Registrant and Marc Turtletaub dated September 16, 1991. (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 33-41172).

 10.7 Form of Amended and Restated Employment Agreement between the Registrant and Anthony R. Medici dated September 16, 1991. (Incorporated by reference to Company's Registration Statement on Form S-1; File No.33-41172).

 10.8 Amended and Restated Employment Agreement between the Registrant and Harry Puglisi dated September 16, 1991. (Incorporated by reference to Company's Registration Statement on Form S-1; File No.33-41172).

 10.9 Amended and Restated Employment Agreement between the Registrant and William S. Templeton dated September 16, 1991. (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 33-41172).

 10.10 Amended and Restated Employment Agreement between the Registrant and Alan Turtletaub dated September 16, 1991. (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 33-41172).

 10.11 Agreement, dated August 13, 1980, by and between The Money Store Investment Corporation, a subsidiary of the Registrant, and the Small Business Administration. (Incorporated by reference to Company's Registration Statement on Form S-1; File No. 33-41172).

 10.12         Lease Agreement from Shav Associates, Barlis, Inc. and M.S.
               Associates, as landlord, to the Registrant, as lessee, dated September 28, 1983. (Incorporated by reference to Company's Registration Statement on Form S-1; File No.33-41172).

 10.13 Amended and Restated Indenture, dated as of July 1, 1994, among the Registrant as Issuer, Trans-World Insurance Company ("TWIC") as Pledgor and Master Servicer and Bankers Trust Company, not in its individual capacity, but solely as Indenture Trustee. (Incorporated by reference to the Company's 1994 Annual Report on Form 10-K; File No. 1-10785).

 10.14 Second Terms Supplement to the Amended and Restated Indenture of July 1, 1994, dated as of August 23, 1994, among the Registrant as Issuer, TWIC as Pledgor and Master Servicer and Bankers Trust Company as Indenture Trustee. (Incorporated by reference to the Company's 1994 Annual Report on Form 10-K; File No. 1-10785).

 10.15 Loan Purchase Agreement dated as of May 2, 1994, between TWIC and the Dauphin Deposit Bank and Trust Company as Trustee for the Educaid Student Loan Trust 1994-1. (Incorporated by reference to the Company's 1994 Annual Report on Form 10-K; File No. 1-10785).

 10.16 The Money Store Inc. Supplemental Executive Retirement Plan ("SERP"), dated as of December 28, 1993, effective January 1, 1994. (Incorporated by reference to the Company's 1994 Annual Report on Form 10-K; File No. 1-10785).

 10.17 Third Terms Supplement to the Amended and Restated Indenture of July 1, 1994, dated as of October 12, 1995, among the Registrant as Issuer, TWIC as Pledgor and Master servicer and Bankers Trust Company as Indenture Trustee. (Incorporated by reference to the Company's 1995 Annual Report on Form 10K; File No. 1-10785).

 10.18 Form of 1995 Stock Incentive Plan. (Incorporated by reference to the Company's 1995 Annual Report on Form 10-K; File No. 1-10785).

 10.19 Credit Agreement, date as of August 16, 1996 among the Registrant as Borrower, Various Financial Institutions, as Lenders, and First Union National Bank of North Carolina, as Documentation Agent, and The First National Bank of Chicago, as Administrative Agent, and Amendment No. 1 thereto (incorporated hereby by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed with the Commission on October 31, 1996; File No. 001-10785).

 10.20 Amendment No. 2 to the Credit Agreement, dated as of August 16, 1996 among the Registrant as Borrower, Various Financial Institutions as Lenders, and First Union National Bank of North Carolina, as Documentation Agent, and the First National Bank of Chicago, as Administrative Agent.

 11.0          Computation of Earnings per Common Share.

 21.1          Subsidiaries of Registrant.

 23.1          Independent Auditors' Consent.

(b)          Reports on Form 8-K

             The Company filed the following reports on Form 8-K during the fourth quarter of 1996:

(1) On October 23, 1996, under Item 5, containing (i) the Press Release that announced the Company's financial results for the quarter ended September 30, 1996 and (ii) the Press Release that announced the execution of an agreement pursuant to which HFS Incorporated ("HFS") selected The Money Store Inc. To be its preferred vendor to provide qualified franchises of HFS' hotel brands with SBA and conventional loans.

(2) On October 30, 1996, under Item 5, containing (i) the Amendment to the Restated Certificate of Incorporation of the Company relating to the issuance of its $1.72 mandatory convertible preferred stock,
             (ii) the opinion of Eric R. Elwin, Esq., Corporate Counsel to Company, regarding legality of the Preferred Stock, (iii) the opinion of Stroock & Stroock & Lavan regarding tax matters and (iv) the Credit Agreement.

(3) On October 30, 1996, under Item 5, containing (i) the Underwriting Agreement dated October 30, 1996 among the Company, Prudential Securities Incorporated, Bear Stearns & Co., Inc,, Montgomery Securities and Oppenheimer & Co., Inc., as representatives of the several underwriters name therein and (ii) the Pricing Agreement dated October 30, 1996 among the Company, Prudential Securities Incorporated, Bear Stearns & Co., Inc., Montgomery Securities and Oppenheimer & Co., Inc., as representatives of the several underwriters named in the Underwriting Agreement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

By:      /s/ Marc Turtletaub             By:      /s/ Morton Dear
         -------------------------                -------------------
         Marc Turtletaub                          Morton Dear
         President and                            Executive Vice President
         Chief Executive Officer                  Chief Financial Officer
                                                  (Principal Financial Officer)

Dated:   March 20, 1997                   By:      /s/ James K. Ransom
                                                  -------------------
                                                  James K. Ransom
                                                  Vice President
                                                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Alan Turtletaub                                      March 20, 1997
         ------------------------------------------
         Alan Turtletaub
         Chairman of the Board
         Director

By:      /s/ Marc Turtletaub                                      March 20, 1997
         ------------------------------------------
         Marc Turtletaub
         President and
         Chief Executive Officer
         Director

By:      /s/ Morton Dear                                          March 20, 1997
         ------------------------------------------
         Morton Dear
         Executive Vice President
         Chief Financial Officer
         (Principal Financial Officer)
         Director

By:      /s/ Harry Puglisi                                        March 20, 1997
         ------------------------------------------
         Harry Puglisi
         Treasurer
         Director

By:      /s/ William S. Templeton                                 March 20, 1997
         ------------------------------------------
         William S. Templeton
         Senior Vice President
         Director