Form 10-Q
period 1997-03-31
MONEY STORE INC /NJ
filed 1997-05-15
CIK 876297

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______to_______

                             Commission File Number

                                   001-10785
                                   ---------

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                       22-2293022
           ----------                                       ---------
   (State of other jurisdiction of                        (I.R.S.employer
    incorporation or organization)                      Identification No.)

2840 Morris Avenue, Union, New Jersey                          07083
-------------------------------------                          -----
(Address of principal executive office)                     (Zip Code)

                                 (908) 686-2000
                                 --------------
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (X) Yes  ( ) No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 1997, the number of shares outstanding of the registrant's class of common stock were 57,991,823 shares.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997



     TABLE OF CONTENTS                                                            PAGE
     -----------------                                                            ----

PART I FINANCIAL INFORMATION
----------------------------

Item 1 - Financial Statements

Consolidated Statements of Financial Condition at
March 31, 1997 and December 31, 1996                                                 1

Consolidated Statements of Income for the three months
ended March 31, 1997 and 1996                                                        2

Consolidated Statements of Shareholders' Equity for the three months
ended March 31, 1997 and 1996                                                        3

Consolidated Statements of Cash Flows for the three months
ended March 31, 1997 and 1996                                                        4

Notes to Consolidated Financial Statements                                        5-16

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                              17

PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information                                                          24

Item 6 - Exhibits and Reports on Form 8-K                                           24


PART I FINANCIAL INFORMATION
Item 1- Financial Statements

                     THE MONEY STORE INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                            (Dollars in thousands)
                                  (unaudited)


                                               Assets
                                               ------
                                                                         March 31,     December 31,
                                                                            1997           1996
                                                                       -------------- --------------

Cash and cash equivalents (including $178,681 and
     $170,079 in 1997 and 1996 which are restricted)                       $256,633       $321,703
Receivables, net of allowance for credit losses of
     $22,053 and $19,895 in 1997 and 1996                                 1,438,787      1,385,934
Interest-only strip receivables, net of allowance for
     credit losses of $247,398 and $220,085 in 1997 and 1996                633,363        586,300
Property and equipment, net                                                  82,951         73,458
Other                                                                        27,792         24,545
                                                                         ----------     ----------

                                                                         $2,439,526     $2,391,940
                                                                         ==========     ==========

                                       Liabilities and Shareholders' Equity
                                       ------------------------------------
Liabilities:
     Notes payable                                                       $1,316,962     $1,319,197
     Accounts payable and other liabilties                                  349,239        333,283
     Income taxes, principally deferred                                     157,035        147,197
     Unearned insurance commissions                                           7,939          7,754
                                                                         ----------     ----------

                                                                          1,831,175      1,807,431
                                                                         ----------     ----------

Subordinated debt                                                             2,000          2,000
                                                                         ----------     ----------

Commitments and contingencies (Note 2)

Shareholders' equity:
     Preferred stock, no par; authorized
        10,000,000 shares; issued and outstanding
         5,215,000 of $1.72 mandatory convertible shares in
         1997 and 1996 (aggregate liquidation preference of $138,198)       133,363        133,363
     Common stock, no par; authorized
         250,000,000 shares; issued and
         outstanding 57,983,105 shares in
         1997 and 57,791,436 in 1996                                        189,397        188,276
     Retained earnings                                                      283,591        260,870
                                                                         ----------     ----------

                                                                            606,351        582,509
                                                                         ----------     ----------

                                                                         $2,439,526     $2,391,940
                                                                         ==========     ==========


         See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                                                    Three months ended
                                                                                        March 31,
                                                                                   1997          1996
                                                                               ------------  ------------
Revenues:
     Gain on sale of receivables                                                  $111,215       $81,505
     Net unrealized gain on valuation of interest-only strips                        9,966             -
     Finance income, fees earned and other                                          69,287        52,557
                                                                                   -------       -------

                                                                                   190,468       134,062
                                                                                   -------       -------
Expenses:
     Salaries and employee benefits                                                 51,012        35,272
     Other operating expenses                                                       57,326        42,493
     Interest                                                                       30,585        27,734
     Provision for credit losses on loans not sold                                   5,506         4,829
                                                                                   -------       -------

                                                                                   144,429       110,328
                                                                                   -------       -------

Income before income taxes                                                          46,039        23,734
Income taxes                                                                        19,340         9,530
                                                                                   -------       -------

Net income                                                                         $26,699       $14,204
                                                                                   =======       =======

Net income per common share:
     Primary                                                                         $0.41         $0.27
                                                                                   =======         =====

     Fully diluted                                                                   $0.41         $0.27
                                                                                   =======         =====

         See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                            (Dollars in thousands)
                                  (unaudited)


                                                                        Three months ended
                                                                             March 31,
                                                                  1997                        1996
                                                     ----------------------------  ---------------------------
                                                         Shares         Amount         Shares        Amount

Preferred stock:
Balance, beginning of period                           5,215,000       $133,363               -     $       -
                                                       ---------       --------      ----------      --------

Balance, end of period                                 5,215,000        133,363               -             -
                                                      ==========       --------      ==========      --------

Common stock:
Balance, beginning of period                          57,791,436        188,276      51,339,896        59,603
Issuance of common stock                                       -              -       5,937,500       122,075
Proceeds and related tax benefits
    from exercise of stock options                       191,669          1,121         121,523         1,729
                                                      ----------      ---------      ----------      --------

Balance, end of period                                57,983,105        189,397      57,398,919       183,407
                                                      ==========       --------      ==========      --------

Retained earnings:
Balance, beginning of period                                            260,870                       181,523
Net income                                                               26,699                        14,204
Preferred dividends, $0.43 per share                                     (2,242)                            -
Common dividends, $0.03 per share in 1997 and
     $ 0.02 per share in 1996                                            (1,736)                       (1,078)
                                                                       --------                      --------

Balance, end of period                                                  283,591                       194,649
                                                                       --------                      --------

Total shareholders' equity                                             $606,351                      $378,056
                                                                       ========                      ========

         See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (unaudited)


                                                                                              Three months ended
                                                                                                   March 31,
                                                                                             1997            1996
                                                                                        --------------  --------------
Cash flows from operating activities:
    Net income                                                                              $26,699         $14,204
    Adjustments to reconcile net income to net
          cash used in operations:
          Provision for deferred income taxes                                                12,101           5,546
          Depreciation and amortization                                                       4,611           2,586
          Provision for credit losses on loans not sold                                       5,506           4,829
          Net unrealized gain on valuation of interest-only strip                            (9,966)             -
          Net changes in operating assets and liabilities:
              Proceeds from loans sold                                                    1,618,485       1,146,325
              Loans originated and purchased                                             (1,636,819)     (1,216,931)
              Loans repurchased                                                              (1,666)         (5,134)
              Increase in other receivables                                                 (38,359)       (119,299)
              Interest-only strip receivables, net                                          (37,097)        (33,090)
              Net (decrease) increase in accounts payable and other liabilities             (11,470)          1,610
              Other, net                                                                     (5,952)         (2,224)
                                                                                            -------        --------

     Net cash used in operating activities                                                  (73,927)       (201,578)
                                                                                            -------        --------
Cash flows from investing activities:
     Purchase of property and equipment                                                     (13,477)         (6,013)
                                                                                            -------        --------
Cash flows from financing activities:
     Net (decrease) increase in credit facilities                                            (2,215)        272,045
     Principal payments on unsecured senior notes                                               (20)        (20,000)
     Principal payments on subordinated debt                                                      -         (11,000)
     Net increase in collections payable                                                     27,426          35,867
     Net proceeds from issuance of common stock                                                   -         122,075
     Proceeds from exercise of stock options                                                  1,121           1,729
     Dividends paid                                                                          (3,978)         (1,078)
                                                                                           --------        --------

    Net cash provided by financing activities                                                22,334         399,638
                                                                                           --------        --------

    Net (decrease) increase in cash and cash equivalents                                    (65,070)        192,047
Cash and equivalents at beginning of period                                                 321,703         178,781
                                                                                           --------        --------

Cash and cash equivalents at end of period                                                 $256,633        $370,828
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

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of The Money Store Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto.

     In the opinion of management all adjustments (which included only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for these periods have been made. However, results for such interim periods are subject to year-end adjustments, and are not necessarily indicative of results for a full year.

ADOPTION OF NEW ACCOUNTING POLICIES

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standard ("FAS") No. 125, ("FAS 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This Statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 125 supersedes FAS 76, 77 and 122, while amending both FAS 65 and 115. The Statement is to be applied prospectively and earlier implementation was not permitted.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADOPTION OF NEW ACCOUNTING POLICIES (CONTINUED)

     A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing fees are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strip receivables and the allowance for credit losses on loans sold will be reclassified as a reduction of these receivables.

     FAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the assets will be measured like available-for-sale securities or trading securities, under FAS
115. This assessment is required for financial assets held on or acquired after January 1, 1997.

REVENUE RECOGNITION

(a)   GAIN ON SALE OF RECEIVABLES

     Gain on sale of receivables represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loan (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip receivable), based on their relative fair values at the date of transfer. In addition, gain on sale includes non-refundable fees on loans sold and gains or losses on certain transactions structured as an economic hedge.
The Company recognizes such gain on sale of loans on the settlement date.

     Unrealized gains or losses include the recognition of an unrealized gain which represents the initial difference between the allocated carrying amount and the fair market value of the interest-only strip at the date of sale.

     The fair value of the interest-only strip receivable is determined by computing the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loan in excess of adequate servicing compensation after giving effect to prepayment assumptions ("Spread") and an allowance for potential credit losses on loans sold. The interest-only strip receivable, which is classified as a trading security, is carried at fair market value and is analyzed quarterly by the Company. Adjustments to the fair market value are recognized as unrealized gains or losses.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

REVENUE RECOGNITION (CONTINUED)

(b)   FINANCE INCOME

     Finance income includes (i) servicing compensation; (ii) the difference between the present value of the Spread and the actual cash collected and
(iii) interest income on loans retained by the Company.

RECLASSIFICATION

     Certain financial statement captions reported in the audited Statement of Financial Condition as of December 31, 1996, the Statement of Income and the Statement of Cash Flow for the three months ended March 31, 1996, as well as the 1996 Subsidiary Guarantors' financial statements presented in Note 3 have been reclassified to conform to the presentation of the 1997 financial statements which reflects adoption of FAS 125.

NET INCOME PER SHARE

     Net income per share of common stock is computed using the weighted average number of common shares outstanding during each period, after giving effect to common stock equivalents arising from the assumed conversion of the outstanding $1.72 mandatory convertible preferred stock to the extent it is dilutive and the assumed exercise of stock options. The primary and fully diluted weighted average number of common shares including common stock equivalents is 59,289,322 for the three months ended March 31, 1997 and 52,738,400 for the three months ended March 31, 1996.

RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share and Statement of Financial Accounting Standard No. 129 ("FAS 129"), Disclosure of Information about Capital Structure.

     FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     FAS 129 lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions.

     Both of these Statements are effective for financial statements issued for periods ending after December 15, 1997. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(2)  COMMITMENTS, CONTINGENCIES AND CONCENTRATION OF CREDIT RISK

     The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in late 1997. The project, which includes the purchase of land and building construction, is estimated to cost approximately $85,000,000 and will be funded out of the general working capital of the Company. Total expenditures to date are $32,800,000. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business.

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon sale of the loans, the advances are repaid. At March 31, 1997, the Company has made available to originators, lines of credit of approximately $142,000,000. At March 31, 1997 and December 31, 1996, advances outstanding are $9,949,000 and $8,291,000, respectively, and are included in receivables. The weighted average amounts outstanding under these credit agreements are $8,338,000 and $11,192,000 for the three months ended March 31, 1997 and the year ended December 31, 1996, respectively.

     In certain securitization transactions, the Company subordinates a portion of its interest in excess cash flows to investors. The investors' protection from losses is provided by the subordination of the Company's cash flows including various combinations of cash deposits provided by the Company, subordination accounts and credit enhancements provided by third parties. At March 31, 1997, $178,681,000 of cash deposits held in interest-bearing accounts are restricted, and $250,197,000 is advanced in connection with subordination accounts. In senior subordinated structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and credit enhancements provided by third parties, and in some cases the limited guarantee of the Company.

     In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into agreements that allow it to sell loans to certain trusts in the future at an agreed upon price. At March 31, 1997, under the terms of such agreements the Company had the right to deliver $229,129,000 of Home Equity Loans, $2,192,000 of Commercial loans, $24,743,000 of Student Loans, and $26,095,000 of Auto Loans, within approximately 90 days of such date.

     In addition, the Company from time to time purchases and sells government securities at agreed upon prices as an economic hedge. Gains and losses on these transactions, which are included in the gain on sale of receivables amounted to $6,381,000 and ($864,000) for the three months ended March 31, 1997 and 1996, respectively.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(2)  COMMITMENTS, CONTINGENCIES AND CONCENTRATION OF CREDIT RISK (CONTINUED)

     The Company generally sells its Home Equity Loans with servicing retained in mortgage pass-through transactions and in whole loan transactions. In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business due to commitments and obligations to service and repurchase loan receivables which are not included in the accompanying consolidated financial statements. These commitments and obligations do not necessarily represent future cash flow obligations. The obligations to repurchase Home Equity Loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $51,006,000 of Home Equity Loans at March 31, 1997, which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

     The Company's serviced loan portfolio is widely disbursed. At March 31, 1997, loans to borrowers in the State of California accounted for approximately 20% of total serviced loan portfolio, while no other state accounted for more than 7%.

     In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which will not in management's opinion, have a material adverse effect on the consolidated financial position or results of operations of the Company.

(3)  SUBSIDIARY GUARANTORS

     On April 15, 1997, the Company completed a public offering of $175,000,000 of 8.05% senior notes due 2002 and $125,000,000 of 8.375% senior notes due 2004, collectively the ("Senior Notes"). The Senior Notes constitute unsecured and unsubordinated senior indebtedness of the Company. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured, joint and several, basis by certain of the Company's wholly-owned subsidiaries (the "Guarantors"), although the Subsidiary Guarantees may terminate prior to maturity of the senior notes upon the occurrence of certain circumstances. The Subsidiary Guarantees rank equally in right of payment, on a pari passu basis, with all existing and future unsecured and unsubordinated indebtedness and guarantees of the Guarantors. The ability of the Company's subsidiaries to pay dividends or make payments on intercompany indebtedness will be subject to applicable state laws. The net proceeds of this offering were used to repay a portion of the indebtedness outstanding under certain credit facilities.

     The following consolidating condensed financial data illustrate the composition of the combined Guarantors. The Company believes that providing the condensed consolidating information is of material interest to potential investors in the Senior Notes and has not presented separate financial statements for each of the Guarantors, because it was deemed that such financial statements would not provide potential investors with any material additional information.

     Investments in subsidiaries are accounted for by the parent and Subsidiary Guarantors on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the parent's and Subsidiary Guarantor's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                Consolidating Statements of Financial Condition
                                March 31, 1997
                            (Dollars in thousands)
                                  (unaudited)


                                                          Combined           Combined
                                           Parent         Guarantor        Non-Guarantor
                Assets                     Company      Subsidiaries       Subsidiaries      Eliminations    Consolidated
                ------                 --------------- ---------------    ---------------    -------------  ---------------

Cash and cash equivalents                    $180,623        ($82,169)          $158,179         $      -         $256,633
Receivables, net                                  385       1,116,056            322,346                -        1,438,787
Interest-only strip receivable, net               -                -             633,363                -          633,363
Investment in subsidiaries                    393,949           3,326                -           (397,275)              -
Property and equipment, net                       -            81,262              1,689                -           82,951
Other                                           4,656          18,632              4,504                -           27,792
                                           ----------      ----------         ----------         --------       ----------

                                             $579,613      $1,137,107         $1,120,081        ($397,275)      $2,439,526
                                            =========      ==========         ==========         =========      ==========

 Liabilities and Shareholders' Equity
 ------------------------------------

Liabilities:
   Notes payable                           $1,313,333          $3,629        $         -        $       -       $1,316,962
   Accounts payable and other
    liabilities                                 9,087         326,245             13,907                -          349,239
   Income taxes, principally deferred         (31,480)        161,519             26,996                -          157,035
   Unearned insurance commissions                   -           7,939                  -                -            7,939
   Due to (from) parent and affiliates     (1,319,678)        333,074            986,676              (72)               -
                                           -----------     -----------       ------------       ----------      -----------

                                              (28,738)        832,406          1,027,579              (72)       1,831,175
                                           -----------     -----------        -----------       ----------      -----------

Subordinated debt                               2,000               -                  -                -            2,000
                                           -----------     -----------        -----------       ----------      -----------

Shareholders' equity:
    Preferred stock                           133,363               -                  -                -          133,363
    Common stock                              189,397          20,413              3,190          (23,603)         189,397
    Additional paid-in capital                       -          9,103             47,897          (57,000)               -
    Retained earnings                         283,591         275,185             41,415         (316,600)         283,591
                                           -----------     -----------        -----------       ----------      -----------

                                              606,351         304,701             92,502         (397,203)         606,351
                                           -----------     -----------        -----------       ----------      -----------

                                             $579,613      $1,137,107         $1,120,081        ($397,275)      $2,439,526
                                           ===========     ===========        ===========       ==========      ===========


                Consolidating Statements of Financial Condition
                                   31-Dec-96
                            (Dollars in thousands)


                                                          Combined           Combined
                                           Parent         Guarantor        Non-Guarantor
                Assets                     Company      Subsidiaries       Subsidiaries      Eliminations    Consolidated
                ------                 --------------- ---------------    ---------------    -------------  ---------------

Cash and cash equivalents                    $194,532        ($40,968)          $168,139     $        -           $321,703
Receivables, net                                  -           964,259            421,675              -          1,385,934
Interest-only strip receivable, net               -               -              586,300              -            586,300
Investment in subsidiaries                    367,246           2,684                -           (369,930)              -
Property and equipment, net                       -            71,636              1,822              -             73,458
Other                                           5,204          18,516                825              -             24,545
                                           ----------      ----------         ----------     ------------       ----------

                                             $566,982      $1,016,127         $1,178,761        ($369,930)      $2,391,940
                                           ==========      ==========         ==========     ============       ==========

 Liabilities and Shareholders' Equity
 ------------------------------------

Liabilities:
   Notes payable                           $1,315,394          $3,803         $     -            $       -      $1,319,197
   Accounts payable and other liabilities      21,926         303,207              8,150                 -         333,283
   Income taxes, principally deferred         (20,568)        147,545             20,220                 -         147,197
   Unearned insurance commissions                  -            7,754                  -                 -           7,754
   Due to (from) parent and affiliates     (1,334,279)        267,245          1,067,106              (72)               -
                                           ----------      ----------         ----------     ------------       ----------

                                              (17,527)        729,554          1,095,476              (72)       1,807,431
                                           ----------      ----------         ----------     ------------       ----------

Subordinated debt                               2,000               -                  -                -            2,000
                                           ----------      ----------         ----------     ------------       ----------

Shareholders' equity:
    Preferred stock                           133,363               -                  -                -          133,363
    Common stock                              188,276          20,413              3,190          (23,603)         188,276
    Additional paid-in capital                       -          9,103             47,897          (57,000)               -
    Retained earnings                         260,870         257,057             32,198         (289,255)         260,870
                                           ----------      ----------         ----------     -------------      ----------

                                              582,509         286,573             83,285         (369,858)         582,509
                                           ----------      ----------         ----------     ------------       ----------

                                             $566,982      $1,016,127         $1,178,761        ($369,930)      $2,391,940
                                           ----------      ----------         ----------     ------------       ----------

                      Consolidating Statements of Income
                       Three Months ended March 31, 1997
                            (Dollars in thousands)
                                  (unaudited)



                                                                  Combined     Combined
                                                       Parent     Guarantor   Non-Guarantor
                                                       Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                                     ----------- -----------  -----------  -----------  -----------

Revenues:
    Gain on sale of receivables                        $    -        $95,645       $15,570      $    -         $111,215
    Net unrealized gain on valuation of
      interest-only strip                                   -          9,730           236           -            9,966
    Finance income, fees earned and other                1,358        57,452        10,477           -           69,287
                                                       -------      --------        ------     --------       ---------

                                                         1,358       162,827        26,283           -          190,468
                                                       -------      --------        ------     --------       ---------
Expenses:
    Operating expenses                                     895       106,498         6,451                     113,844
    Interest                                               467        26,118         4,000           -          30,585
                                                       -------      --------        ------     --------       ---------

                                                         1,362       132,616        10,451           -         144,429
                                                       -------      --------        ------     --------       ---------

Income (loss) before income taxes and
    undistributed income of subsidiaries                    (4)       30,211        15,832           -          46,039
Income taxes                                                -         12,725         6,615           -          19,340

Equity in undistributed income of subsidiaries          26,703           642             -     (27,345)            -
                                                       -------      --------        ------     --------       --------

    Net income (loss)                                  $26,699       $18,128        $9,217    ($27,345)       $26,699
                                                       =======      ========        ======     ========       ========


                      Consolidating Statements of Income
                       Three Months ended March 31, 1996
                            (Dollars in thousands)
                                  (unaudited)

                                                                  Combined     Combined
                                                       Parent     Guarantor   Non-Guarantor
                                                       Company   Subsidiaries Subsidiaries Eliminations Consolidated
                                                     ----------- -----------  -----------  -----------  -----------

Revenues:
    Gain on sale of receivables                         $294     $69,809      $11,402      $    -       $  81,505
    Finance income, fees earned and other                927      45,563        6,067           -          52,557
                                                     -------     -------       ------      --------       -------

                                                       1,221     115,372       17,469           -         134,062
                                                     -------     -------       ------      --------       -------
Expenses:
    Operating expenses                                 1,261      75,799        5,534           -          82,594
    Interest                                              -       24,509        3,225           -          27,734
                                                     -------     -------       ------      --------       -------

                                                       1,261     100,308        8,759           -         110,328
                                                     -------     -------       ------      --------       -------

Income (loss) before income taxes and
    undistributed income of subsidiaries                 (40)     15,064        8,710           -          23,734
Income taxes (credit)                                    (11)      6,007        3,534           -           9,530

Equity in undistributed income of subsidiaries        14,233         276            -      (14,509)             -
                                                     -------     -------       ------      --------       -------

    Net income (loss)                                $14,204      $9,333       $5,176     $(14,509)       $14,204
                                                     =======     =======       ======     ========        =======




                 Consolidating Statements of Cash Flows
                For the Three Months ended March 31, 1997
                         (Dollars in thousands)
                                  (unaudited)





                                                                     Combined        Combined
                                                         Parent      Guarantor       Non-Guarantor
                                                         Company     Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                       ---------- ---------------    ------------   ------------   ---------------
Cash flows from operating activities:
  Net income                                             $26,699        $18,128         $9,217       ($27,345)          $26,699
  Adjustments to reconcile net income to net
       cash used in operations:
           Equity in undistributed income of
               subsidiaries                              (26,703)          (642)             -         27,345              -
           Provision for deferred income taxes                            8,069          4,032               -           12,101
           Depreciation and amortization                     548          3,867            196               -            4,611
           Provision for credit losses                         -          5,506              -               -            5,506
           Net unrealized gain on valuation of
                   interest-only strip                         -              -         (9,966)              -           (9,966)
           Net changes in operating assets
                and liabilities:
                    Proceeds from loans sold                   -      1,328,457        290,028               -        1,618,485
                    Loans originated and purchased             -     (1,461,279)      (175,540)              -       (1,636,819)
                    Loans repurchased                          -         (1,666)             -               -           (1,666)
                    Increase (decrease) in other
                         receivables                        (385)       (17,309)       (20,665)              -          (38,359)
                    Interest-only strip                        -               -       (37,097)              -          (37,097)
                    Net increase (decrease) in accounts
                         payable and other liabilities   (12,839)         3,373         (2,004)              -          (11,470)
                    Other, net                           (10,912)         5,974         (1,014)              -           (5,952)
                                                        --------      ---------      ---------         --------       ---------
  Net cash used in operating activites                   (23,592)      (107,522)        57,187               -          (73,927)
                                                        --------      ---------      ---------         --------       ---------
Cash flows from investing activities:
  Purchase of property and equipment                           -        (13,493)            16               -          (13,477)
  Investment in and advances to subsidiaries              14,775         60,149        (74,924)              -                 -
                                                        --------      ---------      ---------         --------       ---------
  Net cash used in investing activites                    14,775         46,656        (74,908)              -          (13,477)
                                                        --------      ---------      ---------         --------       ---------
Cash flows from financing activities:
  Net decrease in credit facilities                       (2,215)             -              -                -          (2,215)
  Principal payments on unsecured senior note                (20)             -              -                -             (20)
  Net increase in collections payable                          -         19,665          7,761                -          27,426
  Proceeds from exercise of stock options                  1,121              -              -                -           1,121
  Dividends paid                                          (3,978)             -              -                -          (3,978)
                                                        --------      ---------      ---------         --------       ---------
  Net cash provided by financing activities               (5,092)        19,665          7,761               -           22,334
                                                        --------      ---------      ---------         --------       ---------
  Net increase (decrease) in cash and cash
      equivalents                                        (13,909)       (41,201)        (9,960)              -          (65,070)
Cash and cash equivalents at the beginning of period     194,532        (40,968)       168,139               -          321,703
                                                        --------      ---------      ---------         --------       ---------
Cash and cash equivalents at the end of period          $180,623       ($82,169)      $158,179         $     -         $256,633
                                                        ========      =========      =========         ========       =========

**********
(3) SUBSIDIARY GUARANTORS (CONTINUED)


                    Consolidating Statements of Cash Flows
                   For the Three Months ended March 31, 1996
                            (Dollars in thousands)
                                  (unaudited)


                                                                         Combined        Combined
                                                            Parent      Guarantor      Non-Guarantor
                                                           Company     Subsidiaries    Subsidiaries   Eliminations    Consolidated
                                                         ------------ ---------------  ------------   ------------   ---------------


Cash flows from operating activities:
  Net income                                              $14,204         $9,333         $5,176       ($14,509)          $14,204
  Adjustments to reconcile net income to net
       cash used in operations:
           Equity in undistributed income of
               subsidiaries                               (40,263)          (276)        26,030         14,509                -
           Provision for deferred income taxes                 (6)         3,498          2,054               -            5,546
           Depreciation and amortization                      465          1,941            180               -            2,586
           Provision for credit losses                          -          4,829              -               -            4,829
           Net change in operating assets
             and liabilities:
               Proceeds from loans sold                         -        938,696        207,629               -        1,146,325
               Loans originated and purchased                   -     (1,096,477)      (120,454)              -       (1,216,931)
               Loans repurchased                                -         (5,134)              -              -           (5,134)
               Increase in other
                    receivables                              (369)       (71,564)       (47,366)              -         (119,299)
               Interest-only strip                              -              -        (33,090)              -          (33,090)
               Net increase (decrease) in accounts
                    payable and other liabilities           2,717         (4,530)         3,423               -            1,610
               Other, net                                  (4,675)           209          2,242               -           (2,224)
                                                         --------      ---------       --------        --------        ---------
  Net cash used in operating activites                    (27,927)      (219,475)        45,824               -         (201,578)
                                                         --------      ---------       --------        --------        ---------

Cash flows from investing activities:
  Purchase of property and equipment                            -         (5,880)          (133)              -           (6,013)
  Investment in and advances to subsidiaries             (139,729)       180,813        (41,084)              -               -
                                                         --------      ---------       --------        --------        ---------
  Net cash used in investing activites                   (139,729)       174,933        (41,217)              -           (6,013)
                                                         --------      ---------       --------        --------        ---------

Cash flows from financing activities:
  Increase in credit facilities                           272,045              -              -               -          272,045
  Principal payments on unsecured senior notes            (20,000)             -              -               -          (20,000)
  Principal payments on subordinated debt                 (11,000)             -              -               -          (11,000)
  Increase (decrease) in collections payable                    -         40,579         (4,712)              -           35,867
  Net proceeds from issuance of common stock              122,075              -              -               -          122,075
  Proceeds from exercise of stock options                   1,729              -              -               -            1,729
  Dividends paid                                           (1,078)             -              -               -           (1,078)
                                                         --------      ---------       --------        --------        ---------
  Net cash provided by financing activities               363,771         40,579         (4,712)              -          399,638
                                                         --------      ---------       --------        --------        ---------
  Net increase (decrease) in cash and cash
      equivalents                                         196,115         (3,963)          (105)              -          192,047
Cash and cash equivalents at the beginning of period      168,367        (61,390)        71,804               -          178,781
                                                         --------      ---------       --------        --------        ---------
Cash and cash equivalents at the end of period           $364,482       ($65,353)       $71,699        $      -         $370,828
                                                         ========      =========       ========        ========        =========


                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



4)  SUBSEQUENT EVENTS

     On May 14, 1997 the Company acquired 100% of the stock of Platform Home Loans Ltd., a United Kingdom ("U.K.") based servicer of mortgage loans. The acquisition is a cash transaction of approximately $3,000,000 and will be accounted for as a purchase. The acquisition will facilitate the Company's entry into the U.K. as an originator of home equity loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation.

ADOPTION OF NEW ACCOUNTING POLICIES

     See Note 1 to consolidated financial statements for the adoption of new accounting policies.

RECENT ACCOUNTING DEVELOPMENTS

     See Note 1 to consolidated financial statements for recent accounting developments.


CERTAIN ACCOUNTING CONSIDERATIONS

     As a fundamental part of its business and financing strategy, the Company sells the majority of its loans with the servicing retained. The majority of the Company's revenue is recognized as gain on sale of receivables. The calculation of the gain on sale is determined in part by the allocation of fair market value between the loans sold and the retained interest (interest-only strip receivable). The calculation of the fair value of the interest-only strip receivable utilizes certain estimates made by management at the time loans are sold. These estimates include the following: (i) discount rate used to calculate present value; (ii) rate of prepayment; (iii) adequate servicing compensation; and (iv) the provision for credit losses on loans sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers.  The effect of those factors on loan
prepayment rates may vary depending on the type of loan.   Estimates of
prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of repayment of the Company's loans and other considerations. There can be no assurance of
the accuracy of management's estimates.   The timing of sales of the Company's
loans may impact the Company's earnings from quarter to quarter.

     The following chart presents certain estimates used in the calculation of the interest-only strip receivable:


                                          Three months ended
                                              March 31,
                                            1997     1996
                                            ----     ----
Discount rates:
         Home Equity Loans                   11.5%    11.1%
         Commercial Loans                    10.4%    10.7%
         Student Loans                        8.3%     8.2%
         Auto Loans (4)                      12.0%     -


Prepayment rates:
         Home Equity Loans (1)               25.8%    24.5%
         Commercial Loans (1)                 8.6%     9.0%
         Student Loans (1) (3)                3.6%     3.0%
         Auto Loans (2) (4)                   1.9%     -


Adequate servicing compensation:
         Home Equity Loans                   0.35%    0.35%
         Commercial Loans                    0.40%    0.40%
         Student Loans (3)                   0.90%    0.88%
         Auto Loans (4)                      2.50%     -



Spreads:
         Home Equity Loans                   3.91     3.57
         Commercial Loans                    2.45     2.64
         Student Loans                       1.81     1.32
         Auto Loans (4)                     10.04      -



         (1)  Represents an annual prepayment rate (CPR).
         (2)  Represents a monthly rate based on original principal balance.
              (ABS).
         (3)  Represents an average of in-school and repayment periods.
         (4) There were no sales of loans by the Auto Loan division for the three months ended March 31, 1996


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

FINANCIAL CONDITION

MARCH 31, 1997

     Cash and cash equivalents decreased $65.1 million, to $256.6 million at March 31, 1997 from $321.7 million at December 31, 1996. This is a result of net cash provided by financing activities offset in part by net cash used in operating activities and net cash used in investing activities for the purchase of property and equipment.

     Receivables, net of allowance for credit losses, increased $52.9 million to $1.4 billion at March 31, 1997. This increase was due primarily to the fact that loans originated and purchased exceeded loan sales by $18.3 million, accrued interest receivable increased $3.3 million and other receivables increased $33.5 million. The allowance for credit losses also increased $2.2 million in 1997. Originations increased 35% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996 (to $1.6 billion in 1997 from $1.2 billion in 1996), primarily as a result of the Company providing a greater variety of products, complemented by geographic expansion of the originations network, maturation of the Auto Loan origination offices and diversification in the methods of loan origination.

     The increase in accrued interest receivable is primarily due to the growth in the serviced loan portfolio. The increase in other receivables is attributable to advances made in connection with certain securitizations, principally designed to protect investors from losses. These advances increased by $22.2 million, to $250.2 million at March 31, 1997, from $228.0 million at December 31, 1996. Also included in other receivables are repurchased loans. The balance of the repurchased loan portfolio was $17.9 million at March 31, 1997 compared to $24.4 million at December 31, 1996. Prior to 1993, when the Company sold Home Equity Loans as whole loans, it generally committed to repurchase loans that became more than 90 days past due, up to a predetermined limit. The Company has increased its use of securitizations which do not contain repurchase obligations and has been able to negotiate whole loan sales without such a contingent repurchase obligation.

     The interest-only strip receivable increased by $47.1 million to $633.4 million at March 31, 1997 from $586.3 million at December 31, 1996. This increase was due to the following: (i) the initial recognition of fair value of the retained asset of $146.9 million offset by amortization of $82.5 million;
(ii) the initial recognition of unrealized gain on loans sold during the three months ended March 31, 1997 of $10.0 million; and (iii) the increase in the allowance for possible credit losses on loans sold of $42.0 million, reduced by net charge-offs on loans sold of $14.7 million.

     Total net charge-offs increased 86% to $17.9 million for the three months ended March 31, 1997 from $9.6 million for the three months ended March 31, 1996, due to the increase in the Company's serviced loan portfolio. Home Equity Loan net charge-offs for the three months ended March 31, 1997, were $12.6 million or 57 basis points of Home Equity Loans serviced. For the three months ended March 31, 1996, Home Equity Loan net charge-offs were $7.7 million, or 48 basis points of Home Equity Loans serviced. Commercial Loan net charge-offs for the three months ended March 31, 1997 were $0.7 million, or 40 basis points of the unguaranteed portion of the Commercial Loans serviced. Commercial loan net charge-offs for the three months ended March 31, 1996 were $0.7 million or 55 basis points of the unguaranteed portion of commercial loans serviced. Auto Loan net charge-offs for the three months ended March 31, 1997 were $4.7 million or 314 basis points of Auto Loans Serviced. Auto Loan net charge-offs for the three months ended March 31, 1996 were $1.2 million or 266 basis points of Auto Loans serviced. Although the dollar amount of charge-offs has increased for the three months ended March 31, 1997 compared to the same period last year, the rate of charge-offs to loans serviced has remained relatively constant over the recent quarters. In addition, the Company has continued to increase its ratio of allowances for credit losses to the at-risk portfolio.

     Property, plant and equipment, net, increased by $9.5 million to $83.0 million at March 31, 1997 from $73.5 million at December 31, 1996. This increase was primarily a result of the development costs for the three months ended March 31, 1997, in the amount of $9.5 million for the construction of an office building in West Sacramento, California. The building is expected to be completed in late 1997, with an anticipated total cost of approximately $85.0 million. In addition, the Company purchased $4.0 million in computer equipment to enhance the branch offices' automation to support new product lines, provide system improvements and equipment supporting electronic document generation, storage and retrieval. These increases were offset by depreciation and amortization expense of $4.0 million.

     The Company's operating activities require continual access to financing sources because of the net cash used in operating activities. The primary source of funding for the Company's operations comes from borrowings incurred under various credit arrangements. At March 31, 1997, the Company has notes payable of $1.3 billion, a decrease of $2.2 million from December 31, 1996. This decrease is a result of net decreases of $2.2 million in credit facilities.

     Accounts payable and other liabilities increased $15.9 million to $349.2 million at March 31, 1997, from $333.3 million at December 31, 1996. The increase resulted primarily from an increase in funds collected on loans sold and serviced for others ("collections payable") of $27.4 million, which is a result of the increase in the serviced loan portfolio, offset by a net decrease of $11.9 million in accrued interest expense representing the semi-annual payment of interest on senior debt.

     Income taxes, principally deferred, increased $9.8 million, to $157.0 million at March 31, 1997 from $147.2 million at December 31, 1996. The primary reason for the increase in deferred income taxes result from the temporary differences between tax reporting and generally accepted accounting principles which give rise to deferred tax assets and deferred tax liabilities. The most significant of these are the gain on sale of receivables and the provision for credit losses.

     Total shareholders' equity at March 31, 1997 was $606.4 million, which compares with $582.5 million at December 31, 1996, an increase of $23.9 million. The increase in shareholders' equity primarily resulted from net income of $26.7 million. In addition, the Company received proceeds from exercised stock options of $1.1 million. Shareholders' equity decreased $3.9 million as a result of payment of cash dividends.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Net income was $26.7 million for the three months ended March 31, 1997, compared to $14.2 million for the three months March 31, 1996, an increase of 88%. Primary and fully diluted net income per common share increased to $0.41 for the same period in 1997, from $0.27 for the same period in 1996. The primary and fully diluted weighted average number of shares of common stock including common stock equivalents was 59,289,322 for 1997 and 52,738,400 for 1996. The increase in net income is primarily attributable to income derived from gain on sale of receivables, the recording of the net unrealized gain on valuation of interest-only strip receivable and finance income and fees earned due to the growth in the Company's serviced loan portfolio.

     Gain on sale of receivables totaled $111.2 million for the three months ended March 31, 1997, an increase of 36% compared to $81.5 million for the three months ended March 31, 1996. Loans sold in the first quarter of 1997 totaled $1.6 billion compared to $1.1 billion in the first quarter of 1996. The percentage gain on sale of receivables on Home Equity Loans was 10.60% for the three months ended March 31, 1997 compared to 8.12% for the three months ended March 31, 1996; Student Loans was 5.48% for the three months ended March 31, 1997 compared to 5.49% for the three months ended March 31, 1996; Commercial Loans including the unguaranteed portions of SBA Loans was 12.94% for the three months ended March 31, 1997 compared to 15.85% for the three months ended March 31, 1996. The percentage gain on sale of receivables on Auto Loans was 11.41% for the three months ended March 31, 1997. There were no sales of loans by the Auto Loan division for the three months ended March 31, 1996.

     The provision for credit losses on loans sold increased 103% to $42.0 million for the three months ended March 31, 1997 from $20.7 million for the three months ended March 31, 1996. This increase reflects an increase in loans sold and an increase in the estimated loss rate which is based upon the current risk characteristics of the servicing assets and is calculated using the present value of projected future losses estimated on a static pool basis. In addition, the provision for the three months ended March 31, 1997 includes a provision for Auto Loans sold. There were no Auto Loans sold for the three months ended March 31, 1996, accordingly, no provision was required.

     Home Equity Loans delinquent 90 days-and-over increased to 3.93% at March 31, 1997 from 2.57% at March 31, 1996. Commercial Loans delinquent 90 days-and-over increased to 4.50% at March 31, 1997 from 4.13% at March 31, 1996. Auto Loans delinquent 90 days-and-over increased to 0.33% at March 31, 1997, from 0.28% at March 31, 1996.

     The net unrealized gain on valuation of interest-only strip was recognized during the first quarter of 1997 as part of implementation of FAS 125. The amount recorded of $10.0 million represents the difference between the allocated carrying amount and fair market value of the interest-only strip receivable for loans sold during the first quarter of 1997.

     Finance income, fees earned and other increased 32% to $69.3 million for the three months ended March 31, 1997, compared to $52.6 million for the same period last year. The primary factor contributing to this growth is the increase in the Company's serviced loan portfolio of 40% to $13.2 billion at March 31, 1997, as compared to $9.5 billion at March 31, 1996.

     Salaries and employee benefits increased 45% to $51.0 million for the three months ended March 31, 1997, compared to $35.3 million for the three months ended March 31, 1996. This increase was primarily a result of additional staff needed for the growth in the Home Equity Loan division and the Auto Loan division.

     Other operating expenses including provision for credit losses on loans not sold increased 33% to $62.8 million for the three months ended March 31, 1997, compared to $47.3 million for the three months ended March 31, 1996. The net increase was primarily attributable to the following: (i) increase in occupancy costs and related office expenses of $8.7 million associated with the opening of additional branch offices; (ii) increase in advertising expenses of $4.1 million to help stimulate loan originations; (iii) decrease in professional fees (including computer programming consulting) of $0.9 million; (iv) increase in loan expenses of $1.6 million related to growth in loan originations; and (v) increase in depreciation and amortization of $2.0 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base.

     Interest expense increased 10% to $30.6 million for the three months ended March 31, 1997 from $27.7 million for the three months ended March 31, 1996.
The increase is attributable to an increase of $208.7 million in the Company's average debt outstanding for the first three months of 1997.

     Income taxes increased 103% to $19.3 million for the three months ended March 31, 1997 from $9.5 million for the three months ended March 31, 1996 due to an increase in pretax income. The effective tax rate increased from 40.2% for the three months ended March 31, 1996 to 42.0% for the three months ended March 31, 1997, due to an increase in the effective state tax rate from 5.2% for the three months ended March 31, 1996, to 7.0% for the three months ended March 31, 1997.

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

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon the sale of the loans, the advances are repaid. At March 31, 1997, the Company has made available to originators, lines of credit of approximately $142.0 million, of which $9.9 million were outstanding and are included in other receivables.

     In order to continue to originate loans, the Company will need to maintain and renew its various credit facilities at least at current levels, or obtain new credit facilities to replace existing facilities and its long-term borrowing as they become due.

     Cash and cash equivalents were $256.6 million at March 31, 1997, a decrease of $65.1 million from December 31, 1996. At March 31, 1997, $178.7 million of cash and cash equivalents were restricted. These restrictions primarily relate to cash deposits held in interest-bearing accounts for the protection of investors from losses in various securitization transactions. These restrictions are reduced as the underlying loans sold are liquidated. This decrease primarily resulted from cash used in operating activities of $73.9 million primarily attributable to the increase in the interest-only strip receivable of $119.6 million, offset by amortization of the interest-only strip receivable of $82.5 million. In addition, the decrease resulted from cash used in investing activities of $13.5 million, offset by cash provided by financing activities of $22.3 million.

     The Company from time to time sells certain of its loans, primarily SBA Loans and Student Loans, at a premium. This strategy does not significantly affect reported earnings in the period of sales, but allows the Company to generate a higher level of cash flow from current operations. Such a strategy also reduces the interest-only strip receivable thereby reducing cash flows received in the future.

     The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in late 1997. The project, which includes the purchase of land and building construction, is estimated to cost approximately $85.0 million and will be funded out of the general working capital of the Company. Total expenditures to date are $32.8 million. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business.

     At March 31, 1997, the Company had $2.3 billion of secured credit facilities, which are subject to periodic renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities, $1.9 billion was unused at March 31, 1997. At March 31, 1997, the Company had $366.2 million outstanding with a weighted average interest rate of 7.15%.

     The Company has a $400 million unsecured revolving credit facility, (the "Credit Facility"), expiring August 16, 1999. At March 31, 1997, outstanding advances under the Credit Facility were $290.0 million with a weighted average interest rate of 6.08%. Other unsecured notes at March 31, 1997 totaled $20.1 million, with a weighted average interest rate of 5.75%.

     In addition, at March 31, 1997, the Company had outstanding $637.0 million of unsecured senior debt and $2.0 million of subordinated debt which require principal payments by the Company of $114.0 million in 1997, $40.0 million in 1998, $190.0 million in 1999, $110.0 million in 2000, $35.0 million in 2001 and
$150.0 million in 2002. The unsecured senior debt and subordinated debt bear interest at rates ranging from 7.63% to 9.16%, with a weighted average interest rate of 8.58% at March 31, 1997.

     On April 15, 1997, the Company completed a public offering of $175.0 million of 8.05% senior notes due 2002 and $125.0 million of 8.375% senior notes due 2004. The senior notes constitute unsecured and unsubordinated senior indebtedness of the Company. The net proceeds of this offering were used to repay a portion of the indebtedness outstanding under certain credit facilities.

     The Company is required to comply with various operating and financial covenants defined in the above agreements including covenants which may restrict the Company's ability to pay certain distributions including dividends. At March 31, 1997, the Company had available $331.6 million for the payment of such distributions under the most restrictive of such covenants.

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

     Due to the impact of high demand for SBA Loans on the SBA's budget, the SBA imposed a maximum loan size for Section 7(a) Loans of $500,000 effective May 5, 1997. It is unknown for what length of time this limitation will be in effect. The Company is reviewing alternatives to address this change including making its own companion loans, which would not be guaranteed by the SBA, when borrower needs exceed $500,000. Currently, the Company is unable to predict what effect this limitation will have on its SBA Loan volume or profitability.

PART II OTHER INFORMATION

Item 5. Other Information

     On May 14, 1997 the Company acquired 100% of the stock of Platform Home Loans Ltd., a United Kingdom ("U.K.") based servicer of mortgage loans. The acquisition is a cash transaction of approximately $3,000,000 and will be accounted for as a purchase. The acquisition will facilitate the Company's entry into the U.K. as an originator of home equity loans.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are filed herewith:


EXHIBIT                                                 PAGE
NO.                                                     NO.
---                                                     ---

11.0    Computation of Earnings per Common Share        26


     (b)  There have been no reports filed on
          Form 8-K for the quarter ended
          March 31, 1997.

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



                                     The Money Store Inc.
                                     --------------------
                                         (Registrant)



                                    By: /s/ James K. Ransom
                                    -----------------------
                                      James K. Ransom
                                      Vice President and
                                      Principal Accounting Officer



Dated:  May 15, 1997