Form 10-Q
period 1997-06-30
MONEY STORE INC /NJ
filed 1997-08-14
CIK 876297

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 1O-Q

                                  (Mark One)
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

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

                                (X) Yes  ( ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 1997, the number of shares outstanding of the registrant's class of common stock were 58,239,716 shares.

===============================================================================

                     THE MONEY STORE INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997




TABLE OF CONTENTS                                              PAGE
-----------------                                              ----

PART I FINANCIAL INFORMATION
----------------------------

Item 1 - Financial Statements

Consolidated Statements of Financial Condition at
June 30, 1997 and December 31, 1996                            1

Consolidated Statements of Income for the three and six
months ended June 30, 1997 and 1996                            2

Consolidated Statements of Cash Flows for the six
months ended June 30, 1997 and 1996                            3

Notes to Consolidated Financial Statements                     4-17

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations         18-27

PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders   28

Item 6 - Exhibits and Reports on Form 8-K                      29

PART I FINANCIAL INFORMATION
ITEM 1- FINANCIAL STATEMENTS

                     THE MONEY STORE INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                    ASSETS
                                    ------

                                                                    JUNE 30,            DECEMBER 31,
                                                                      1997                  1996
                                                                 --------------         --------------

Cash and cash equivalents (including $185,940 and
     $170,079 in 1997 and 1996 which are restricted)                $  281,842              $  321,703
Receivables, net of allowance for credit losses of
     $15,434 and $19,895 in 1997 and 1996                            1,493,500               1,385,934
Interest-only strip receivables, net of allowance for
     credit losses of $275,542 and $220,085
     in 1997 and 1996                                                  711,623                 586,300
Property and equipment, net                                             96,621                  73,458
Other                                                                   24,680                  24,545
                                                                    ----------              ----------


                                                                    $2,608,266              $2,391,940
                                                                    ==========              ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

LIABILITIES:
     Notes payable                                                  $1,424,279              $1,319,197
     Accounts payable and other liabilities                            379,296                 333,283
     Income taxes, principally deferred                                160,722                 147,197
     Unearned insurance commissions                                      8,345                   7,754
                                                                    ----------              ----------

                                                                     1,972,642               1,807,431
                                                                    ----------              ----------

Subordinated debt                                                        2,000                   2,000
                                                                    ----------              ----------

Commitments and contingencies (Note 2)

SHAREHOLDERS' EQUITY:
     Preferred stock, no par; authorized
        10,000,000 shares; issued and outstanding
         5,215,000 of $1.72 mandatory convertible
           shares in 1997 and 1996 (aggregate
           liquidation preference of $138,198)                         133,363                 133,363
     Common stock, no par; authorized
         250,000,000 shares; issued and
         outstanding 58,019,584 shares in
         1997 and 57,791,436 in 1996                                   190,639                 188,276
     Foreign currency translation adjustments                               79                    --
     Retained earnings                                                 309,543                 260,870
                                                                    ----------              ----------
                                                                       633,624                 582,509
                                                                    ----------              ----------
                                                                    $2,608,266              $2,391,940
                                                                    ==========              ==========

         See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                  1997              1996             1997             1996
                                                              --------------   ---------------   --------------   --------------
REVENUES:
     Gain on sale of receivables, including net
         unrealized gain on valuation of interest-only strips     $   126,705     $    83,004     $   247,886     $   164,509
     Finance income, fees earned and other                             72,569          64,751         141,856         117,308
                                                                  -----------     -----------     -----------     -----------

                                                                      199,274         147,755         389,742         281,817
                                                                  -----------     -----------     -----------     -----------
EXPENSES:
     Salaries and employee benefits                                    56,276          38,837         107,288          74,109
     Other operating expenses                                          57,192          43,663         114,518          86,156
     Interest                                                          35,084          30,699          65,669          58,433
     Provision for credit losses on loans not sold                        857           2,889           6,363           7,718
                                                                  -----------     -----------     -----------     -----------

                                                                      149,409         116,088         293,838         226,416
                                                                  -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                                             49,865          31,667          95,904          55,401
Income taxes                                                           19,641          12,770          38,981          22,300
                                                                  -----------     -----------     -----------     -----------

NET INCOME                                                        $    30,224     $    18,897     $    56,923     $    33,101
                                                                  ===========     ===========     ===========     ===========

Net income per common share:
     Primary                                                      $      0.47     $      0.32     $      0.88     $      0.58
                                                                  ===========     ===========     ===========     ===========

     Fully diluted                                                $      0.47     $      0.32     $      0.88     $      0.58
                                                                  ===========     ===========     ===========     ===========

Weighted average number of shares outstanding:
      Primary                                                      59,257,757      59,399,392      59,294,124      55,108,424
                                                                  ===========     ===========     ===========     ===========

     Fully diluted                                                 64,867,485      59,399,392      64,803,129      55,108,424
                                                                  ===========     ===========     ===========     ===========




         See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          1997                  1996
                                                                    ---------------        --------------
Cash flows from operating activities:
      Net income                                                         $    56,923           $    33,101
      Adjustments to reconcile net income to net
          cash used in operations:
          Provision for deferred income taxes                                 27,715                21,841
          Depreciation and amortization                                        9,657                 5,179
          Provision for credit losses on loans not sold                        6,363                 7,718
          Net unrealized gain on valuation of interest-only strip            (29,836)                 --
          Net changes in operating assets and liabilities:
              Proceeds from loans sold                                     3,268,602             2,444,565
              Loans originated and purchased                              (3,336,958)           (2,549,702)
              Loans repurchased                                               (2,662)               (5,982)
              Increase in other receivables                                  (36,268)             (112,381)
              Interest-only strip receivables, net                          (102,131)              (58,662)
              Net decrease in accounts payable and other liabilities              (7)               (8,489)
              Other, net                                                      (8,889)              (31,211)
                                                                         -----------           -----------

     Net cash used in operating activities                                  (147,491)             (254,023)
                                                                         -----------           -----------

Cash flows from investing activities:
     Purchase of property and equipment                                      (31,414)              (22,810)
     Payment for purchase of servicing company, net of cash acquired          (2,422)                 --
                                                                         -----------           -----------

     Net cash used in investing activities                                   (33,836)              (22,810)
                                                                         -----------           -----------

Cash flows from financing activities:
     Net increase (decrease) in secured and unsecured credit facilities     (174,898)              174,063
     Principal payments on unsecured notes                                   (20,020)                 --
     Proceeds from unsecured notes                                           300,000                  --
     Debt issuance costs                                                      (2,281)                 (367)
     Principal payments on subordinated debt                                    --                 (11,000)
     Net increase in collections payable                                      46,020                52,188
     Net proceeds from issuance of common stock                                 --                 122,075
     Proceeds from exercise of stock options                                     895                 2,752
     Dividends paid                                                           (8,250)               (2,516)
                                                                         -----------           -----------

    Net cash provided by financing activities                                141,466               337,195
                                                                         -----------           -----------

    Net increase (decrease) in cash and cash equivalents                     (39,861)               60,362
Cash and cash equivalents at beginning of period                             321,703               178,781
                                                                         -----------           -----------

Cash and cash equivalents at end of period                               $   281,842           $   239,143
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

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADOPTION OF NEW ACCOUNTING POLICIES (CONTINUED)

     A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing fees are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strip receivables and the allowance for credit losses on loans sold will be reclassified as a reduction of these receivab les.

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


REVENUE RECOGNITION

(a) GAIN ON SALE OF RECEIVABLES, INCLUDING NET UNREALIZED GAIN ON VALUATION OF INTEREST-ONLY STRIPS

     Gain on sale of receivables represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loan (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip receivables), based on their relative fair values at the date of sale. The net unrealized gain on valuation of interest-only strips include the recognition of an unrealized gain which represents the initial difference between the allocated carrying amount of loans sold and their fair market value. In addition, gain on sale includes non-refundable fees on loans sold and gains or losses on certain transactions structured as an economic hedge. The Company recognizes such gain on sale of loans on the settlement date.

     The fair value of the interest-only strip receivables is determined by computing the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loan in excess of adequate servicing compensation after giving effect to prepayment assumptions ("Spread") and an allowance for potential credit losses on loans sold. The interest-only strip receivables, which are classified as trading securities, are carried at fair market value and are analyzed quarterly by the Company. Adjustments to the fair market value are recognized as unrealized gains or losses.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

REVENUE RECOGNITION (CONTINUED)

(b)   FINANCE INCOME

     Finance income includes (i) servicing compensation; (ii) the difference between the present value of the Spread and the actual cash collected; (iii) interest income on loans retained by the Company and (iv) miscellaneous fee income.

NET INCOME PER SHARE

     Net income per share of common stock is computed using the weighted average number of common shares outstanding during each period, after giving effect to common stock equivalents arising from the assumed conversion of the outstanding $1.72 mandatory convertible preferred stock to the extent it is dilutive, and the assumed exercise of stock options.

RECLASSIFICATION

     Certain financial statement captions reported in the audited Statement of Financial Condition as of December 31, 1996, the Statement of Income for the three and six months ended June 30, 1996 and the Statement of Cash Flow for the six months ended June 30, 1996, as well as the 1996 Subsidiary Guarantors' financial statements presented in Note 3 have been reclassified to conform to the presentation of the 1997 financial statements which reflects adoption of FAS 125.

ACQUISITION

     On May 14, 1997, the Company acquired 100% of the stock of a United Kingdom ("U.K.") based servicer of mortgage loans for $3,000,000 which was accounted for as a purchase transaction. This acquisition resulted in the recognition of $2,000,000 of goodwill which is being amortized using the straight-line method over five years and is included in other assets.

FOREIGN CURRENCY TRANSLATION

     All assets and liabilities of the U.K. subsidiary are translated into U.S. dollars at the rate in effect as of the date of the financial statements. Income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of shareholders' equity.

RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128 ("FAS 128"), Earnings Per Share and Accounting Standard No. 129 ("FAS 129"), Disclosure of Information about Capital Structure.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


RECENT ACCOUNTING DEVELOPMENTS (CONTINUED)

     FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     FAS 129 lists required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions.

     Both of these Statements are effective for financial statements issued for periods ending after December 15, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130 ("FAS 130"), Reporting Comprehensive Income and Standard No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information.

     FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. Statement 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity.

     FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     Both of these Statements are effective for financial statements issued for periods beginning after December 15, 1997.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(2)  COMMITMENTS, CONTINGENCIES AND CONCENTRATION OF CREDIT RISK

     The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in late 1997. This project, which includes the purchase of land and building construction, is estimated to cost approximately $85,000,000 and will be funded out of the general working capital of the Company. In addition, capitalized expenditures to complete the building for occupancy are anticipated to be approximately $10,000,000. Total expenditures to date are $41,100,000. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business.

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates primarily between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon sale of the loans, the advances are repaid. At June 30, 1997, the Company has made available to originators, lines of credit of approximately $113,500,000.
At June 30, 1997 and December 31, 1996, advances outstanding are $15,344,000 and $8,291,000, respectively, and are included in Receivables, net.

     In certain securitization transactions, the Company subordinates a portion of its interest in excess cash flows to investors. The investors' protection from losses is provided by the subordination of the Company's cash flows including among other methods various combinations of cash deposits provided by the Company, subordination accounts and credit enhancement provided by third parties. At June 30, 1997, $185,940,000 of cash deposits held in interest-bearing accounts are restricted, and $282,450,000 is advanced in connection with subordination accounts and is included in Receivables, net. In senior subordinated structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and credit enhancements provided by third parties, and in some cases the limited guarantee of the Company.

     In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into agreements that allow it to sell loans to certain trusts in the future at an agreed upon price. At June 30, 1997, under the terms of such agreements the Company had the right to deliver $231,354,000 of Home Equity Loans and $24,123,000 of Auto Loans, within approximately 90 days of such date.

     In addition, the Company from time to time purchases and sells government securities at agreed upon prices as an economic hedge. Gains and losses on these transactions, which are included in the gain on sale of receivables amounted to ($7,215,000) and $5,967,000 for the six months ended June 30, 1997 and 1996, respectively.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(2)  COMMITMENTS, CONTINGENCIES AND CONCENTRATION OF CREDIT RISK (CONTINUED)

     The Company generally sells its Home Equity Loans with servicing retained in mortgage pass-through transactions and in whole loan transactions. In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business due to commitments and obligations to service and repurchase loan receivables which are not included in the accompanying consolidated financial statements. These commitments and obligations do not necessarily represent future cash flow obligations. The obligations to repurchase Home Equity Loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $48,304,000 of Home Equity Loans at June 30, 1997, which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

     The Company's serviced loan portfolio is widely dispersed. At June 30, 1997, loans to borrowers in the State of California accounted for approximately 19% of total serviced loan portfolio, while no other state accounted for more than 8%.

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

     The following condensed consolidating financial data illustrate the composition of the combined Guarantors. The Company believes that providing the condensed consolidating information is of material interest to potential investors in the Senior Notes and has not presented separate financial statements for each of the Guarantors, because it was deemed that such financial statements would not provide potential investors with any material additional information.

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

                     THE MONEY STORE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) SUBSIDIARY GUARANTORS (CONTINUED)



                                          Consolidating Statements of Financial Condition
                                                           June 30, 1997
                                                      (Dollars in thousands)

                                                                      Combined         Combined
                                                       Parent         Guarantor      Non-Guarantor
               Assets                                 Company       Subsidiaries     Subsidiaries    Eliminations     Consolidated
               ------                               -----------       -----------      -----------    -----------      -----------
Cash and cash equivalents                            $   183,957      $   (69,183)     $   167,068      $      --        $   281,842
Receivables, net                                             500        1,093,616          399,384             --          1,493,500
Interest-only strip receivables, net                        --               --            711,623             --            711,623
Investment in subsidiaries                               430,169            3,788             --           (433,957)            --
Property and equipment, net                                 --             94,902            1,719             --             96,621
Other                                                      6,978           16,767              935             --             24,680
                                                     -----------      -----------      -----------      -----------      -----------

                                                     $  621,604        $1,139,890     $  1,280,729      $  (433,957)     $ 2,608,266
                                                     ===========      ===========      ===========      ===========      ===========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
   Notes payable                                     $1,420,966 $           3,313      $      --        $      --        $ 1,424,279
   Accounts payable and other
    liabilities                                           24,799          343,103           11,394             --            379,296
   Income taxes, principally
    deferred                                             (45,559)         179,904           26,377             --            160,722
   Unearned insurance commissions                           --              8,345             --               --              8,345
   Due to (from) parent and
    affiliates                                        (1,414,147)         263,497        1,150,722              (72)            --
                                                     -----------      -----------      -----------      -----------      -----------

                                                         (13,941)         798,162        1,188,493              (72)       1,972,642
                                                     -----------      -----------      -----------      -----------      -----------

Subordinated debt                                          2,000             --               --               --              2,000
                                                     -----------      -----------      -----------      -----------      -----------

Shareholders' equity:
    Preferred stock                                      133,363             --               --               --            133,363
    Common stock                                         190,639           23,413            3,190          (26,603)         190,639
    Additional paid-in capital                              --             12,103           47,897          (60,000)            --
    Foreign currency translation
        adjustments                                         --                 79             --               --                 79
    Retained earnings                                    309,543          306,133           41,149         (347,282)         309,543
                                                     -----------      -----------      -----------      -----------      -----------

                                                         633,545          341,728           92,236         (433,885)         633,624
                                                     -----------      -----------      -----------      -----------      -----------

                                                     $   621,604      $1,139,890       $1,280,729       $  (433,957)     $ 2,608,266
                                                     ===========      ===========      ===========      ===========      ===========


                     THE MONEY STORE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) SUBSIDIARY GUARANTORS (CONTINUED)


                                          CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                                         DECEMBER 31, 1996
                                                      (DOLLARS IN THOUSANDS)

                                                                           COMBINED     COMBINED
                                                       PARENT              GUARANTOR    NON-GUARANTOR
                       ASSETS                         COMPANY             SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                       ------                        -----------          ------------  -----------   ------------    ------------
Cash and cash equivalents                             $  194,532         $   (40,968)    $  168,139  $          -       $   321,703
Receivables, net                                               -             964,259        421,675             -         1,385,934
Interest-only strip receivables, net                           -                   -        586,300             -           586,300
Investment in subsidiaries                               367,246               2,684              -      (369,930)                -
Property and equipment, net                                    -              71,636           1,822            -            73,458
Other                                                      5,204              18,516             825            -            24,545
                                                     -----------          ----------      ----------  ------------      ------------


                                                      $  566,982         $  1,016,127     $ 1,178,761  $ (369,930)      $  2,391,940
                                                     ===========         ============     ===========  ==========       ============


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Liabilities:
   Notes payable                                      $ 1,315,394        $      3,803      $         -    $      -       $ 1,319,197
   Accounts payable and other liabilities                  21,926             303,207            8,150           -           333,283
   Income taxes, principally deferred                     (20,568)            147,545           20,220           -           147,197
   Unearned insurance commissions                               -               7,754                -           -             7,754
   Due to (from) parent and affiliates                 (1,334,279)            267,245        1,067,106         (72)                -
                                                     ------------        ------------      -----------    ---------      -----------

                                                          (17,527)            729,554        1,095,476         (72)        1,807,431
                                                     ------------        ------------      -----------    --------       -----------

Subordinated debt                                           2,000                   -                -           -             2,000
                                                     ------------        ------------      ------------   ---------      -----------

Shareholders' equity:
    Preferred stock                                       133,363                   -                 -           -         133,363
    Common stock                                          188,276              20,413             3,190     (23,603)        188,276
    Additional paid-in capital                                  -               9,103            47,897     (57,000)              -
    Retained earnings                                     260,870             257,057            32,198     (289,255)       260,870
                                                     ------------        ------------       -----------   ----------    -----------

                                                          582,509             286,573            83,285     (369,858)       582,509
                                                     ------------        ------------       -----------   ----------    -----------

                                                      $   566,982        $  1,016,127       $ 1,178,761   $ (369,930)   $ 2,391,940
                                                     ============        ============       ===========   ==========    ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) SUBSIDIARY GUARANTORS (CONTINUED)




                                                Consolidating Statements of Income
                                                 Three Months ended June 30, 1997
                                                      (Dollars in thousands)


                                                                       Combined        Combined
                                                         Parent        Guarantor    Non-Guarantor
                                                         Company     Subsidiaries    Subsidiaries    Eliminations     Consolidated
                                                        -----------    -----------    -----------    -----------      -----------
Revenues:
    Gain on sale of receivables, including
      net unrealized gain on valuation of
      interest-only strip                                  $     --        $ 125,589       $   1,116       $    --         $ 126,705
    Finance income, fees earned and other                      1,717          64,011           6,841            --            72,569
                                                           ---------       ---------       ---------       ---------       ---------

                                                               1,717         189,600           7,957            --           199,274
                                                           ---------       ---------       ---------       ---------       ---------

Expenses:
    Operating expenses                                         1,713         106,289           6,323            --           114,325
    Interest                                                     --           32,590           2,494            --            35,084
                                                           ---------       ---------       ---------       ---------       ---------


                                                               1,713         138,879           8,817            --           149,409
                                                           ---------       ---------       ---------       ---------       ---------


Income (loss) before income taxes and
    undistributed income of subsidiaries                           4          50,721            (860)           --            49,865
Income taxes (credit)                                             --          20,235            (594)           --            19,641

Equity in undistributed income of
  subsidiaries                                                30,220             462            --           (30,682)           --
                                                           ---------       ---------       ---------       ---------       ---------


    Net income (loss)                                      $  30,224          30,948       $    (266)      $ (30,682)      $  30,224
                                                           =========       =========       =========       =========       =========


                     THE MONEY STORE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) SUBSIDIARY GUARANTORS (CONTINUED)


                                                CONSOLIDATING STATEMENTS OF INCOME
                                                 THREE MONTHS ENDED JUNE 30, 1996
                                                      (DOLLARS IN THOUSANDS)

                                                                   COMBINED          COMBINED
                                                    PARENT        GUARANTOR       NON-GUARANTOR
                                                    COMPANY      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                                   -----------   ------------      ------------     ------------       ------------
Revenues:
    Gain on sale of receivables                       $    --          $  79,637        $   3,367        $    --           $  83,004
    Finance income, fees earned
      and other                                           1,280           57,453            6,018             --              64,751
                                                      ---------        ---------        ---------        ---------         ---------


                                                          1,280          137,090            9,385             --             147,755
                                                      ---------        ---------        ---------        ---------         ---------

Expenses:
    Operating expenses                                      848           80,972            3,569             --              85,389
    Interest                                                392           28,859            1,448             --              30,699
                                                      ---------        ---------        ---------        ---------         ---------

                                                          1,240          109,831            5,017             --             116,088
                                                      ---------        ---------        ---------        ---------         ---------


Income before income taxes
  and undistributed income of
  subsidiaries                                               40           27,259            4,368             --              31,667
Income taxes                                                 11           11,038            1,721             --              12,770

Equity in undistributed income of
  subsidiaries                                           18,868              207             --            (19,075)             --
                                                      ---------        ---------        ---------        ---------         ---------


    Net income (loss)                                 $  18,897           16,428        $   2,647        $ (19,075)        $  18,897
                                                      =========        =========        =========        =========         =========



                     THE MONEY STORE INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) SUBSIDIARY GUARANTORS (CONTINUED)



                                                CONSOLIDATING STATEMENTS OF INCOME
                                                  SIX MONTHS ENDED JUNE 30, 1997
                                                      (DOLLARS IN THOUSANDS)

                                                                           Combined        Combined
                                                              Parent       Guarantor     Non-Guarantor
                                                              Company     Subsidiaries   Subsidiaries    Eliminations   Consolidated

                                                              -------     ------------   ------------    ------------   ------------

Revenues:
    Gain on sale of receivables, including
       net unrealized gain on valuation of
       interest-only strips                                     $    --       $ 230,964      $  16,922      $    --        $ 247,886
    Finance income, fees earned and other                           3,075       121,463         17,318           --          141,856
                                                                ---------     ---------      ---------      ---------      ---------


                                                                    3,075       352,427         34,240           --          389,742
                                                                ---------     ---------      ---------      ---------      ---------

Expenses:
    Operating expenses                                              2,608       212,787         12,774           --          228,169
    Interest                                                          467        58,708          6,494           --           65,669
                                                                ---------     ---------      ---------      ---------      ---------


                                                                    3,075       271,495         19,268           --          293,838
                                                                ---------     ---------      ---------      ---------      ---------


Income before income taxes and
    undistributed income of subsidiaries                             --          80,932         14,972           --           95,904
Income taxes                                                         --          32,960          6,021           --           38,981


Equity in undistributed income of subsidiaries                     56,923         1,104           --          (58,027)          --
                                                                ---------     ---------      ---------      ---------      ---------


    Net income                                                     56,923     $  49,076      $   8,951      $ (58,027)     $  56,923
                                                                =========     =========      =========      =========      =========



                     THE MONEY STORE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) SUBSIDIARY GUARANTORS (CONTINUED)



                                                Consolidating Statements of Income
                                                  Six Months ended June 30, 1996
                                                      (Dollars in thousands)


                                                                            Combined      Combined
                                                               Parent       Guarantor    Non-Guarantor
                                                              Company     Subsidiaries   Subsidiaries    Eliminations   Consolidated

                                                              -------     ------------   ------------    ------------   ------------

Revenues:
    Gain on sale of receivables                               $     294      $ 149,446      $  14,769      $    --         $ 164,509
    Finance income, fees earned and other                         2,207        103,016         12,085           --           117,308

                                                              ---------      ---------      ---------      ---------       ---------


                                                                  2,501        252,462         26,854           --           281,817
                                                              ---------      ---------      ---------      ---------       ---------

Expenses:
    Operating expenses                                            2,109        156,771          9,103           --           167,983
    Interest                                                        392         53,368          4,673           --            58,433
                                                              ---------      ---------      ---------      ---------       ---------


                                                                  2,501        210,139         13,776           --           226,416
                                                              ---------      ---------      ---------      ---------       ---------


Income before income taxes and
    undistributed income of subsidiaries                           --           42,323         13,078           --            55,401
Income taxes                                                       --           17,045          5,255           --            22,300


Equity in undistributed income of subsidiaries                   33,101            483           --          (33,584)           --
                                                              ---------      ---------      ---------      ---------       ---------


    Net income                                                $  33,101      $  25,761      $   7,823      $ (33,584)      $  33,101
                                                              =========      =========      =========      =========       =========



                     THE MONEY STORE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) SUBSIDIARY GUARANTORS (CONTINUED)



                                              CONSOLIDATING STATEMENTS OF CASH FLOWS
                                              FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                      (Dollars in thousands)

                                                                             COMBINED     COMBINED
                                                             PARENT         GUARANTOR   NON-GUARANTOR
                                                             COMPANY       SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             -------       ------------  ------------   ------------   ------------
Cash flows from operating activities:
     Net income                                             $    56,923    $    49,076    $     8,951    $   (58,027)   $    56,923
     Adjustments to reconcile net
       income to net cash used in
       operations:
              Equity in undistributed
                income of subsidiaries                          (56,923)        (1,104)          --           58,027           --
              Provision for deferred
                income taxes                                       --           23,646          4,069           --           27,715
              Depreciation and
                amortization                                      1,176          8,153            328           --            9,657
              Provision for credit
                losses on loans not sold                           --            6,363                          --            6,363
              Net unrealized gain on
                 valuation of interest-
                only strips                                        --             --          (29,836)          --          (29.836)
              Net changes in operating
                assets and liabilities:
                       Proceeds from loans sold                    --        2,954,291        314,311           --        3,268,602
                       Loans originated and purchased              --       (3,096,740)      (240,218)          --       (3,336,958)
                       Loans repurchased                           --           (2,662)          --             --           (2,662)
                       Net increase in other
                         receivables                               (500)         9,391        (45,159)          --          (36,268)
                       Interest-only strip
                         receivables, net                          --             --         (102,131)          --         (102,131)
                       Net increase (decrease) in
                         accounts payable and other
                         liabilities                              2,873          1,432         (4,312)          --               (7)
                       Other, net                               (24,193)        13,324          1,979           --           (8,889)
                                                            -----------    -----------    -----------    -----------    -----------
     Net cash used in operating activites                       (20,643)       (34,830)       (92,018)          --         (147,491)
                                                            -----------    -----------    -----------    -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                            --          (31,189)          (225)          --          (31,414)
     Payment for purchase of servicing
         company, net of cash acquired                             --           (2,422)          --             --           (2,422)
     Investment in and advances to subsidiaries                 (85,868)         2,252         83,616           --             --
                                                            -----------    -----------    -----------    -----------    -----------
     Net cash used in investing activites                       (85,868)       (31,359)        83,391           --          (33,836)
                                                            -----------    -----------    -----------    -----------    -----------

Cash flows from financing activities:
     Net decrease in credit facilities                         (174,408)          (490)          --             --         (174,898)
     Principal payments on unsecured notes                      (20,020)          --             --             --          (20,020)
     Proceeds from unsecured notes                              300,000           --             --             --          300,000
     Debt issuance costs                                         (2,281)          --             --             --           (2,281)
     Net increase (decrease) in collections
       payable                                                     --           38,464          7,556           --           46,020
     Proceeds from exercise of stock options                        895           --             --             --              895
     Dividends paid                                              (8,250)          --             --             --           (8,250)
                                                            -----------    -----------    -----------    -----------    -----------
     Net cash provided by financing activities                   95,936         37,974          7,556           --          141,466
                                                            -----------    -----------    -----------    -----------    -----------
     Net increase (decrease) in cash and cash
         equivalents                                            (10,575)       (28,215)        (1,071)          --          (39,861)
Cash and cash equivalents at the beginning
     of period                                                  194,532        (40,968)       168,139           --          321,703
                                                            -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents at the end of
     period                                                 $   183,957    $   (69,183)   $   167,068    $      --      $   281,842
                                                            ===========    ===========    ===========    ===========    ===========


                     THE MONEY STORE INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) SUBSIDIARY GUARANTORS(CONTINUED)



                                              CONSOLIDATING STATEMENTS OF CASH FLOWS
                                              FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                      (Dollars in thousands)

                                                                           COMBINED      COMBINED
                                                                PARENT    GUARANTOR     NON-GUARANTOR
                                                                COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                               ----------- -----------   ------------   ------------  ------------
Cash flows from operating activities:
     Net income                                               $    33,101    $    25,761    $   7,823    $   (33,584)   $    33,101
     Adjustments to reconcile net income to net
          cash used in operations:
              Equity in undistributed income of
                  subsidiaries                                    (33,101)          (483)        --           33,584           --
              Provision for deferred income taxes                    --           16,687        5,154           --           21,841
              Depreciation and amortization                         1,156          3,805          218           --            5,179
              Provision for credit losses on loans not sold          --            7,718         --             --            7,718
              Net change in operating assets
                   and liabilities:
                       Proceeds from loans sold                      --        2,197,001      247,564           --        2,444,565
                       Loans originated and purchased                --       (2,379,737)    (169,965)          --       (2,549,702)

                       Loans repurchased                             --           (5,982)        --             --           (5,982)

                       Increase in other receivables                 (294)      (192,793)      80,706           --         (112,381)

                       Interest-only strip receivables, net          --             --        (58,662)          --          (58,662)

                       Net increase (decrease) in accounts
                           payable and other liabilities            (386)        (5,602)       (2,501)          --           (8,489)

                       Other, net                                 (10,910)       (4,264)      (16,037)          --          (31,211)

                                                              -----------    -----------    ---------    -----------    -----------
     Net cash used in operating activites                         (10,434)      (337,889)      94,300           --         (254,023)

                                                              -----------    -----------    ---------    -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                              --          (22,778)         (32)          --          (22,810)

     Investment in and advances to subsidiaries                  (231,278)       295,481      (64,203)          --             --
                                                              -----------    -----------    ---------    -----------    -----------
     Net cash used in investing activites                        (231,278)       272,703      (64,235)          --          (22,810)

                                                              -----------    -----------    ---------    -----------    -----------

Cash flows from financing activities:
     Net increase (decrease) in credit facilities                 174,063           --           --             --          174,063
     Debt issuance costs                                             (367)          --           --             --             (367)

     Principal payments on subordinated debt                      (11,000)          --           --             --          (11,000)

     Increase (decrease) in collections payable                      --           51,592          596           --           52,188
     Net proceeds from issuance of common stocl                   122,075           --           --             --          122,075
     Proceeds from exercise of stock options                        2,752           --           --             --            2,752
     Dividends paid                                                (2,516)          --           --             --           (2,516)

                                                              -----------    -----------    ---------    -----------    -----------
     Net cash provided by financing activities                    285,007         51,592          596           --          337,195
                                                              -----------    -----------    ---------    -----------    -----------
     Net increase (decrease) in cash and cash
         equivalents                                               43,295        (13,594)     (30,661)          --           60,362
Cash and cash equivalents at the beginning of period              168,367        (61,393)      71,807           --          178,781
                                                              -----------    -----------    ----------    -----------    -----------

Cash and cash equivalents at the end of period                $   211,662    $   (74,987)   $ 102,468    $      --      $   239,143
                                                              ===========    ===========    =========    ===========    ===========


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


CERTAIN ACCOUNTING CONSIDERATIONS

     As a fundamental part of its business and financing strategy, the Company sells the majority of its loans with the servicing retained. The majority of the Company's revenue is recognized as gain on sale of receivables. The calculation of the gain on sale is determined in part by the allocation of fair market value between the loans sold and the retained interest (interest-only strip receivables). The calculation of the fair value of the interest-only strip receivables utilizes certain estimates made by management at the time loans are sold. These estimates include the following: (i) discount rate used to calculate present value; (ii) rate of prepayment; (iii) adequate servicing compensation; and (iv) the provision for credit losses on loans sold. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan
prepayment rates may vary depending on the type of loan.   Estimates of
prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of repayment of the Company's loans and other considerations. There can be no assurance of
the accuracy of management's estimates.   The timing of sales of the Company's
loans may impact the Company's earnings from quarter to quarter.

     The following chart presents certain weighted average estimates used in the calculation of the interest-only strip receivables:



                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                               1997        1996         1997           1996
                                               ----        ----         ----           ----
Discount rates:

           Home Equity Loans                  11.6%       10.9%        11.6%          11.0%
           Commercial Loans                   10.6%       10.4%        10.4%          10.6%
           Student Loans                       8.4%        8.2%         8.3%           8.2%
           Auto Loans (4)                     12.0%       12.0%        12.0%          12.0%


Prepayment rates:

           Home Equity Loans (1)              25.2%       24.0%        25.5%          24.7%
           Commercial Loans (1)                9.0%        9.0%         8.7%           9.0%
           Student Loans (1) (3)               3.5%        2.3%         3.6%           2.9%
           Auto Loans (2) (4)                  1.9%        1.7%         1.9%           1.7%


Adequate servicing compensation:

           Home Equity Loans                  0.35%       0.35%        0.35%          0.35%
           Commercial Loans                   0.40%       0.40%        0.40%          0.40%
           Student Loans (3)                  0.88%       0.83%        0.90%          0.82%
           Auto Loans (4)                      2.5%        2.5%         2.5%           2.5%

Spreads:

           Home Equity Loans                  4.38%       2.94%        4.18%          3.20%
           Commercial Loans                   1.21%       1.47%        2.07%          2.32%
           Student Loans                      2.02%       1.33%        1.83%          1.41%
           Auto Loans (4)                    10.26%        9.8%       10.17%           9.8%

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

FINANCIAL CONDITION

JUNE 30, 1997

     Cash and cash equivalents decreased $39.9 million, to $281.8 million at June 30, 1997 from $321.7 million at December 31, 1996. This is a result of net cash used in operating activities and investing activites offset in part by net cash provided by financing activities.

     Receivables, net of allowance for credit losses, increased $107.6 million to $1.5 billion at June 30, 1997 from $1.4 billion at December 31, 1996. This increase was due primarily to the fact that loans originated and purchased exceeded loan sales by $68.4 million, and other receivables increased $39.2
million.   The allowance for credit losses also increased $4.5 million in 1997.
Originations increased 31% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996 (to $3.3 billion in 1997 from $2.5 billion in 1996), primarily as a result of the Company providing a greater variety of products, complemented by geographic expansion of the originations network, maturation of the Auto Loan origination offices and diversification in the methods of loan origination.

     The increase in other receivables is primarily attributable to the increase in accrued interest receivable as a result of the growth in the serviced loan portfolio and advances made in connection with certain securitizations, principally designed to protect investors from losses. These advances increased by $54.4 million, to $282.4 million at June 30, 1997, from $228.0 million at December 31, 1996. Also included in other receivables are repurchased loans. The balance of the repurchased loan portfolio was $17.8 million at June 30, 1997 compared to $24.4 million at December 31, 1996. Prior to 1993, when the Company sold Home Equity Loans as whole loans, it generally committed to repurchase loans that became more than 90 days past due, up to a predetermined limit. The Company has increased its use of securitizations which do not contain repurchase obligations and has been able to negotiate whole loan sales without such a contingent repurchase obligation.

     The interest-only strip receivables increased by $125.3 million to $711.6 million at June 30, 1997 from $586.3 million at December 31, 1996. This increase was due to the following: (i) the initial recognition of fair value of the retained asset of $326.9 million offset by amortization of $170.9 million; (ii) the initial recognition of unrealized gain on loans sold during the six months ended June 30, 1997 of $29.8 million; and (iii) offset by the increase in the allowance for possible credit losses on loans sold of $88.8 million, net of charge-offs on loans sold of $28.3 million.

     Property, plant and equipment, net, increased by $23.2 million to $96.6 million at June 30, 1997 from $73.5 million at December 31, 1996. This increase was primarily a result of the development costs for the six months ended June 30, 1997, in the amount of $17.8 million for the construction of an office building in West Sacramento, California. The building is expected to be completed in late 1997, with an anticipated total construction cost of approximately $85.0 million and capitalized expenditures to complete the building for occupancy of approximately $10.0 million. In addition, the Company purchased $13.0 million in computer equipment to enhance the branch offices' automation to support new product lines, provide system improvements and electronic document generation, storage and retrieval. Leasehold improvements, supporting employee growth in the Home Equity Loan and Auto Loan divisions, were $0.5 million. These increases were offset by depreciation and amortization expense of $8.1 million.

     The Company's operating activities require continual access to financing sources because of the net cash used in operating activities. The primary source of funding for the Company's operations comes from borrowings incurred under various credit arrangements. At June 30, 1997, the Company has notes payable of $1.4 billion, an increase of $105.1 million from $1.3 billion at December 31, 1996. This increase is a result of net decreases of $174.9 million in credit facilities, principal payments of $20.0 million on unsecured notes, and the issuance of $300.0 million in unsecured senior debt.

     Accounts payable and other liabilities increased $46.0 million to $379.3 million at June 30, 1997, from $333.3 million at December 31, 1996. The increase resulted from an increase in funds collected on loans sold and serviced for others ("collections payable")which is a result of the increase in the serviced loan portfolio.

     Income taxes, principally deferred, increased $13.5 million, to $160.7 million at June 30, 1997 from $147.2 million at December 31, 1996. The primary reason for the increase in deferred income taxes is the tax effect of the temporary differences between tax reporting and generally accepted accounting principles which give rise to deferred tax assets and deferred tax liabilities. The most significant of these differences are the gain on sale of receivables and the provision for credit losses.

     Total shareholders' equity at June 30, 1997 was $633.6 million, which compares with $582.5 million at December 31, 1996, an increase of $51.1 million. The increase in shareholders' equity primarily resulted from net income of $56.9 million. In addition, the Company received proceeds and tax benefits from exercised stock options of $2.4 million. Shareholders' equity decreased $8.2 million as a result of payment of cash dividends.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARE TO SIX MONTHS ENDED JUNE 30, 1996

     Net income was $56.9 million for the six months ended June 30, 1997, compared to $33.1 million for the six months June 30, 1996, an increase of 72%. Primary and fully diluted net income per common share increased to $0.88 for the same period in 1997, from $0.58 for the same period in 1996. The increase in net income is primarily attributable to income derived from gain on sale of receivables including the net unrealized gain on valuation of interest-only strip receivables and finance income and fees earned due to the growth in the Company's serviced loan portfolio.

     Gain on sale of receivables, including net unrealized gain on valuation of interest-only strips totaled $247.9 million for the six months ended June 30, 1997, an increase of 51% compared to $164.5 million for the six months ended
June 30, 1996.   The net unrealized gain on valuation of interest-only strips recognized as part of the implementation of FAS 125 beginning in 1997 was $29.8 million and represents the difference between the allocated carrying amount and fair market value of the interest-only strip receivables for loans sold during the six months ended June 30, 1997. Loans sold with servicing retained in the six months ended June 30, 1997 totaled $3.2 billion compared to $2.4 billion in the six months ended June 30, 1996. The percentage gain on sale of receivables on Home Equity Loans was 10.47% for the six months ended June 30, 1997 compared to 8.10% for the six months ended June 30, 1996; Student Loans was 5.56% for the six months ended June 30, 1997 compared to 6.05% for the six months ended June 30, 1996; Commercial Loans including the unguaranteed portions of SBA Loans was 11.83% for the six months ended June 30, 1997 compared to 14.53% for the six months ended June 30, 1996; Auto Loans was 11.91% for the six months ended June 30, 1997 compared to 12.16% for the six months ended June 30, 1996. In addition, loans sold with servicing released in the six months ended June 30, 1997 totaled $53.0 million compared to $17.0 million for the six months ended June 30, 1996. See Certain Accounting Consideration page 19 for weighted average estimates used in the calculation of the interest-only strip receivables.

     The provision for credit losses on loans sold, which is recorded as a reduction from gain on sale, increased 63% to $88.8 million for the six months ended June 30, 1997 from $51.3 million for the six months ended June 30, 1996. This increase reflects an increase in loans sold and an increase in the estimated loss rate which is based upon the current risk characteristics of the servicing assets and is calculated using the present value of the projected future losses estimated on a static pool basis.

     Home Equity Loans delinquent 90 days-and-over increased to 4.19% at June 30, 1997 from 2.88% at June 30, 1996. Commercial Loans delinquent 90 days-and-over increased to 4.64% at June 30, 1997 from 3.90% at June 30, 1996. Auto Loans delinquent 90 days-and-over increased to 0.46% at June 30, 1997, from 0.26% at June 30, 1996.

     Total net charge-offs increased 99% to $39.1 million for the six months ended June 30, 1997 from $19.6 million for the six months ended June 30, 1996. This increase is a result of (i) an increase in the Home Equity Loan net charge-offs due in part to the increase in its serviced loan portfolio, (ii) an increase in the amount of Auto Loan net charge-offs which is expected to continue as the Auto Loan serviced portfolio matures. In addition, the Company has continued to increase its rate of allowance for credit losses to the at-risk portfolio. Home Equity Loan net charge-offs for the six months ended June 30, 1997, were $26.0 million or 55 basis points of Home Equity Loans serviced. For the six months ended June 30, 1996, Home Equity Loan net charge-offs were $16.0 million, or 46 basis points of Home Equity Loans serviced. Commercial Loan net charge-offs for the six months ended June 30, 1997 were $1.6 million, or 46 basis points of the unguaranteed portion of the Commercial Loans serviced. Commercial Loan net charge-offs for the six months ended June 30, 1996 were $1.3 million or 47 basis points of the unguaranteed portion of Commercial Loans serviced. Auto Loan net charge-offs for the six months ended June 30, 1997 were $11.4 million or 324 basis points of Auto Loans Serviced. Auto Loan net charge-offs for the six months ended June 30, 1996 were $2.2 million or 168 basis points of Auto Loans Serviced.

     Finance income, fees earned and other increased 21% to $141.9 million for the six months ended June 30, 1997 compared to $117.3 million for the same period last year. The primary factor contributing to this growth is the increase in the Company's serviced loan portfolio of 37% to $14.1 billion at June 30, 1997, as compared to $10.3 billion at June 30, 1996.

     Salaries and employee benefits increased 45% to $107.3 million for the six months ended June 30, 1997, compared to $74.1 million for the six months ended June 30, 1996. This increase was primarily a result of additional staff needed for the growth in the Home Equity Loan division and the Auto Loan division.

     Other operating expenses increased 29% to $120.9 million for the six months ended June 30, 1997, compared to $93.9 million for the six months ended June 30, 1996. The net increase was primarily attributable to the following: (i) increase in occupancy costs and related office expenses of $15.6 million associated with the opening of additional branch offices; (ii) increase in advertising expenses of $6.5 million to help stimulate loan originations; (iii) decrease in professional fees of $1.5 million; (iv) increase in loan expenses of $3.5 million related to growth in loan originations; (v) increase in depreciation and amortization of $4.3 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base. The above items were offset by a decrease in the provision for credit losses on loans not sold of $1.4 million.

     Interest expense increased 12% to $65.7 million for the six months ended June 30, 1997 from $58.4 million for the six months ended June 30, 1996. The increase is attributable to an increase of $154.1 million in the Company's average debt outstanding for the six months ended June 30, 1997.

     Income taxes increased 75% to $39.0 million for the six months ended June 30, 1997 from $22.3 million for the six months ended June 30, 1996 due to an increase in pretax income. The effective tax rate increased to 40.6% for the six months ended June 30, 1997 from 40.3% for the six months ended June 30, 1996, as a result of a decrease in state income taxes.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Net income was $30.2 million for the three months ended June 30, 1997, compared to $18.9 million for the three months June 30, 1996, an increase of
60%.    Primary and fully diluted net income per common share increased to $0.47 for the same period in 1997, from $0.32 for the same period in 1996. The primary weighted average number of shares of common stock including common stock equivalents was 59,257,757 for 1997 and 59,399,392 for 1996. The fully diluted weighted average number of shares of common stock including common stock equivalents was 64,867,485 for 1997 and 59,399,392 for 1996. The increase in net income is primarily attributable to income derived from gain on sale of receivables, including the net unrealized gain on valuation of interest-only strip receivables and finance income and fees earned due to the growth in the Company's serviced loan portfolio.

     Gain on sale of receivables including net unrealized gain on valuation of interest-only strips totaled $126.7 million for the three months ended June 30, 1997, an increase of 53% compared to $83.0 million for the three months ended
June 30, 1996.   The net unrealized gain on valuation of interest-only strips, recognized as part of the implementation of FAS 125 beginning in 1997, was $19.8 million and represents the difference between the allocated carrying amount and fair market value of the interest-only strip receivables for loans sold during the three months ended June 31, 1997. Loans sold with servicing retained in the second quarter of 1997 totaled $1.6 billion compared to $1.3 billion in the second quarter of 1996. The percentage gain on sale of receivables on Home Equity Loans was 10.38% for the three months ended June 30, 1997 compared to 8.09% for the three months ended June 30, 1996; Student Loans was 6.54% for the three months ended June 30, 1997 compared to 8.84% for the three months ended June 30, 1996; Commercial Loans including the unguaranteed portions of SBA Loans was 9.36% for the three months ended June 30, 1997 compared to 10.97% for the three months ended June 30, 1996; Auto Loans was 12.25% for the three months ended June 30, 1997 compared to 12.16% for the three months ended June 30, 1996. In addition, loans sold with servicing released in the second quarter of 1997 totaled $32 million compared to $5 million for the second quarter of 1996.

     The provision for credit losses on loans sold which is recorded as a reduction from gain on sale, increased 53% to $46.8 million for the three months ended June 30, 1997 from $30.6 million for the three months ended June 30, 1996. This increase reflects an increase in loans sold and an increase in the estimated loss rate which is based upon the current risk characteristics of the servicing assets and is calculated using the present value of projected future losses estimated on a static pool basis.

        Total net charge-offs increased to $21.2 million for the three months ended June 30, 1997 from $10.0 million for the three months ended June 30, 1996. This increase is a result of (i) an increase in the Home Equity Loan net charge-offs due in part to the increase in its serviced loan portfolio, (ii) an increase in the amount of Auto Loan net charge-offs which is expected to continue as the Auto Loan serviced portfolio matures. In addition, the Company has continued to increase its rate of allowance for credit losses to the at-risk portfolio.

     Finance income, fees earned and other increased 12% to $72.6 million for the three months ended June 30, 1997 compared to $64.8 million for the same period last year. The primary factor contributing to this growth is the increase in the Company's serviced loan portfolio of 37% to $14.1 billion at June 30, 1997, as compared to $10.3 billion at June 30, 1996.

     Salaries and employee benefits increased 45% to $56.3 million for the three months ended June 30, 1997, compared to $38.8 million for the three months ended June 30, 1996. This increase was primarily a result of additional staff needed for the growth in the Home Equity Loan division and the Auto Loan division.

     Other operating expenses increased 25% to $58.0 million for the three months ended June 30, 1997, compared to $46.6 million for the three months ended June 30, 1996. The net increase was primarily attributable to the following: (i) increase in occupancy costs and related office expenses of $7.3 million associated with the opening of additional branch offices; (ii) increase in advertising expenses of $2.5 million to help stimulate loan originations;
(iii) decrease in professional fees of $0.6 million; (iv) increase in loan expenses of $1.9 million related to growth in loan originations; (v) increase in depreciation and amortization of $2.3 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base. The above items were offset by a decrease in provision for credit losses on loans not sold of $2.0 million.

     Interest expense increased 14% to $35.1 million for the three months ended June 30, 1997 from $30.7 million for the three months ended June 30, 1996. The increase is attributable to an increase of $99.6 million in the Company's average debt outstanding for the second quarter of 1997.

     Income taxes increased 54% to $19.6 million for the three months ended June 30, 1997 from $12.8 million for the three months ended June 30, 1996 due to an increase in pretax income. The effective tax rate decreased from 40.3% for the three months ended June 30, 1996 to 39.4% for the three months ended June 30, 1997, as a result of a decrease in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business requires continual access to short- and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, advances and reserve account deposits in securitizations, loan repurchases, repayment of debt upon maturity, payment of operating and interest expenses, tax payments due on the Company's taxable income and capital expenditures. The Company's primary sources of liquidity are sales into secondary markets of the loans it originates, long-term borrowing, unsecured credit facilities and credit facilities secured by pledges of its loans, in most cases until such loans are sold and the lenders can be repaid, and finance income and fees generated by the serviced loan portfolio.

     In certain securitizations, corporate guarantees are provided by the Company as credit enhancements. During the second quarter of 1997, the Company completed two asset-backed securitizations, one collateralized by Commercial Loans, and the other by Home Equity Loans which employed a senior/subordinate structure with the subordinate bonds enhanced by the corporate guarantee.

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates primarily between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon the sale of the loans, the advances are repaid. At June 30, 1997, the Company has made available to originators, lines of credit of approximately $113.5 million, of which $15.3 million were outstanding and are included in other receivables.

     In order to continue to originate loans, the Company will need to maintain and renew its various credit facilities at least at current levels, or obtain new credit facilities to replace existing facilities and its long-term borrowing as they become due.

     Cash and cash equivalents were $281.8 million at June 30, 1997, a decrease of $39.9 million from December 31, 1996. This decrease primarily resulted from cash used in operating activities of $146.5 million primarily attributable to the increase in the interest-only strip receivables of $296.2 million, offset by amortization of the interest-only strip receivables of $170.9 million. In addition, the decrease resulted from cash used in investing activities of $33.8 million, offset by cash provided by financing activities of $141.5 million. At June 30, 1997, $185.9 million of cash and cash equivalents were restricted. These restrictions primarily relate to cash deposits held in interest-bearing accounts for the protection of investors from losses in various securitization transactions. These restrictions are reduced as the underlying loans sold are liquidated.

     The Company from time to time sells certain of its loans, primarily SBA Loans and Student Loans, at a premium. This strategy does not significantly affect reported earnings in the period of sales, but allows the Company to generate a higher level of cash flow from current operations. Such a strategy also reduces the interest-only strip receivables thereby reducing cash flows received in the future.

     The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in late 1997. The project, which includes the purchase of land and building construction, is estimated to cost approximately $85.0 million and will be funded out of the general working capital of the Company. In addition, capitalized expenditures to complete the building for occupancy are anticipated to be approximately $10.0 million. Total expenditures to date are $41.1 million. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business.

     At June 30, 1997, the Company had $2.1 billion of secured credit facilities, which are subject to periodic renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities, $1.9 billion was unused at June 30, 1997. At June 30, 1997, the Company had $225.3 million outstanding with a weighted average interest rate of 6.37%.

     On June 30, 1997, the Company entered into a $800.0 million unsecured
revolving credit facility, expiring June 30, 2000.   At June 30, 1997,
outstanding advances under this credit facility were $258.5 million with a weighted average interest rate of 6.48%. This credit facility replaces the $400 million unsecured revolving credit facility expiring August 16, 1999.

     On April 15, 1997, the Company completed a public offering of $175.0 million of 8.05% senior notes due 2002 and $125.0 million of 8.375% senior notes due 2004. The senior notes constitute unsecured and unsubordinated senior indebtedness of the Company. The net proceeds of this offering were used to repay a portion of the indebtedness outstanding under certain credit facilities.

     In addition, at June 30, 1997, the Company had outstanding $937.0 million of unsecured senior debt and $2.0 million of subordinated debt which require principal payments by the Company of $114.0 million in 1997, $40.0 million in 1998, $190.0 million in 1999, $110.0 million in 2000, $35.0 million in 2001, and
$325.0 million in 2002, and $125.0 million thereafter. The unsecured senior debt and subordinated debt bear interest at rates ranging from 7.63% to 9.16%, with a weighted average interest rate of 8.45% at June 30, 1997.

     The Company is required to comply with various operating and financial covenants defined in the above agreements including covenants which may restrict the Company's ability to pay certain distributions including dividends. At June 30, 1997, the Company had available $343.6 million for the payment of such distributions under the most restrictive of such covenants.

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

     Due to the impact of high demand for SBA loans on the SBA's budget, the SBA imposed a maximum loan size for Section 7(a) loans of $500,000 effective May 5, 1997. This limitation was lifted on June 4, 1997, due to a revised analysis of funding by the SBA. The limitation had no material effect on the Company's SBA loan volume or profitability.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on May 20, 1997. At the meeting Alan Turtletaub and Morton Dear were elected as Class C Directors for a term of three years. William S. Templeton was elected as a Class A Director for a term of one year. Marc Turtletaub, Alexander C. Schwartz, Jr., Anthony L. Watson and Harry Puglisi continue to serve as members of the board.

     Votes cast in favor of Mr. Turtletaub's election totaled 54,294,320 while 264,153 votes were withheld.

     Votes cast in favor of Mr. Dear's election totaled 54,294,720, while 263,753 votes were withheld.

     Votes cast in favor of Mr. Templeton's election totaled 54,294,720, while 263,753 votes were withheld.

     The shareholders also voted to approve the adoption of the Company's 1997 Stock Incentive Plan. Votes cast in favor of this election were 33,376,529, while votes cast against were 21,139,441 and abstentions totaled 42,503.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibits are filed herewith:


EXHIBIT                                                                                         PAGE
  NO.                                                                                            NO.
-------                                                                                         -----
4.1    Indenture dated as of April 15, 1997 among The Money Store Inc., as
       Issuer, The Chase Manhattan Bank, as Trustee, and the Subsidiary
       Guarantors named therein, incorporated hereby by reference to Exhibit 4.1 of the Company's Form 8-K as filed with the Securities and Exchange
       Commission on April 15, 1997.

4.2    First Supplemental Indenture dated as of April 15, 1997 among The Money
       Store Inc., The Chase Manhattan Bank, as Trustee, and the Subsidiary
       Guarantors incorporated hereby by reference to Exhibit 4.2 of the Company's Form 8-K as filed with the Securities and Exchange Commission on April 15, 1997.

4.3    Second Supplemental Indenture dated as of April 15, 1997 among The Money
       Store Inc., The Chase Manhattan Bank, as Trustee, and the Subsidiary
       Guarantors incorporated hereby by reference to Exhibit 4.3 of the Company's Form 8-K as filed with the Securities and Exchange Commission on April 15, 1997.

10.21  The $800,000,000 Credit Agreement dated as of June 30, 1997 among the
       Company as Borrower, the various financial institutions as Lenders, First
       Union National Bank, as Documentation Agent, and The First National Bank
       of Chicago, as Administrative Agent.                                                 32

11.0   Computation of Earnings per Common Share                                             175


       (b) The Company filed the following reports on Form 8-K during the second quarter of 1997 and through the date hereof:

       (1) On April 9, 1997 under Item 5, the Company reported that in connection with The Money Store Inc.'s registration of certain subsidiary guarantees with the Securities and Exchange Commission, the Company believes that it is required to present certain consolidating financial data with respect to the guarantor and non-guarantor subsidiaries in an additional footnote to its financial statements. Under Item 7, the Company submitted as Exhibit 99.1, the audited consolidated financial statements of The Money Store Inc., and subsidiaries as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996 with such additional footnote included as Note 16.

PART II OTHER INFORMATION

         (2) On April 15, 1997, under Item 5, the Company submitted various documents including the Underwriting Agreements dated April 10, 1997 among the Company and various underwriters, the Indenture dated as of April 15, 1997, among the Company and Trustee, the First Supplemental Indenture dated as of April 15, 1997, among the Company, the Trustee and the Subsidiary Guarantors relating to the issuance by the Company of $175,000,000 aggregate principal amount of its 8.05% Senior Notes due 2002, , the Second Supplemental Indenture dated as of April 15, 1997 relating to the issuance by the Company of $125,000,000 aggregate principal amount of its 8.375% Senior Notes due 2004 and other Forms in connection with the Senior Note offering.

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



Dated:  August 13, 1997