Form 10-Q
period 1997-09-30
MONEY STORE INC /NJ
filed 1997-11-14
CIK 876297

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                               ( X) Yes  (   ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 1997, the number of shares outstanding of the registrant's class of common stock were 58,292,335 shares.

================================================================================

                     THE MONEY STORE INC. AND SUBSIDIARIES
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997





Table of Contents                                                       PAGE
-----------------                                                       ----

PART I FINANCIAL INFORMATION
----------------------------

Item 1 - Financial Statements

Consolidated Statements of Financial Condition at
September 30, 1997 and December 31, 1996                                 1

Consolidated Statements of Income for the three and nine months
ended September 30, 1997 and 1996                                        2

Consolidated Statements of Cash Flows for the nine months
ended September 30, 1997 and 1996                                        3

Notes to Consolidated Financial Statements                            4-17

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations               18-27

PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information                                              28

Item 6 - Exhibits and Reports on Form 8-K                               28

PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements

                                 THE MONEY STORE INC. AND SUBSIDIARIES
                            Consolidated Statements of Financial Condition
                                        (Dollars in thousands)
                                              (unaudited)

                                                Assets
                                                ------                   September 30,    December 31,
                                                                             1997             1996
                                                                         --------------   --------------
Cash and cash equivalents (including $203,840 and
     $170,079 in 1997 and 1996 which are restricted)                         $ 328,598        $ 321,703
Receivables, net of allowance for credit losses of
     $20,842 and $19,895 in 1997 and 1996                                    1,601,138        1,385,934
Interest-only strip receivables, net of allowance for
     credit losses of $334,363 and $220,085 in 1997 and 1996                   826,329          586,300
Property and equipment, net                                                    122,041           73,458
Other                                                                           26,015           24,545
                                                                         --------------   --------------

                                                                            $2,904,121      $ 2,391,940
                                                                         ==============   ==============

                                 Liabilities and Shareholders' Equity
                                 -----------------------------------
Liabilities:
     Notes payable                                                          $1,614,298      $ 1,319,197
     Accounts payable and other liabilities                                    443,539          333,283
     Income taxes, principally deferred                                        166,940          147,197
     Unearned insurance commissions                                              8,449            7,754
                                                                         --------------   --------------

                                                                             2,233,226        1,807,431
                                                                         --------------   --------------

Subordinated debt                                                                2,000            2,000
                                                                         --------------   --------------

Commitments and contingencies (Note 2)

Shareholders' equity:
     Preferred stock, no par; authorized
        10,000,000 shares; issued and outstanding
         5,215,000 of $1.72 mandatory convertible shares in
         1997 and 1996 (aggregate liquidation preference of $138,198)          133,363          133,363
     Common stock, no par; authorized 250,000,000 shares;
         issued and outstanding 58,278,091
         shares in 1997 and 57,791,436 in 1996                                 195,215          188,276
     Foreign currency translation adjustments                                        2                -
     Retained earnings                                                         340,315          260,870
                                                                         --------------   --------------

                                                                               668,895          582,509
                                                                         --------------   --------------

                                                                            $2,904,121      $ 2,391,940
                                                                         ==============   ==============

         See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                                    Three months ended                 Nine months ended
                                                                       September 30,                     September 30,
                                                                  1997              1996             1997             1996
                                                              --------------   ---------------   --------------   --------------
Revenues:
     Gain on sale of receivables, including net
         unrealized gain on valuation of interest-only strips     $ 174,545         $ 112,424        $ 422,431        $ 276,933
     Finance income, fees earned and other                           72,623            58,483          214,479          175,791
                                                              --------------   ---------------   --------------   --------------

                                                                    247,168           170,907          636,910          452,724
                                                              --------------   ---------------   --------------   --------------
Expenses:
     Salaries and employee benefits                                  64,800            42,892          172,088          117,001
     Other operating expenses                                        76,251            52,372          190,767          138,527
     Interest                                                        39,584            32,993          105,253           91,426
     Provision for credit losses on loans not sold                    7,679             4,593           14,044           12,312
                                                              --------------   ---------------   --------------   --------------

                                                                    188,314           132,850          482,152          359,266
                                                              --------------   ---------------   --------------   --------------

Income before income taxes                                           58,854            38,057          154,758           93,458
Income taxes                                                         23,800            15,337           62,781           37,637
                                                              --------------   ---------------   --------------   --------------

Net income                                                         $ 35,054          $ 22,720         $ 91,977         $ 55,821
                                                              ==============   ===============   ==============   ==============

Net income per common share:
     Primary                                                         $ 0.55            $ 0.38           $ 1.44           $ 0.95
                                                              ==============   ===============   ==============   ==============

     Fully diluted                                                   $ 0.54            $ 0.38           $ 1.42           $ 0.95
                                                              ==============   ===============   ==============   ==============

Weighted average number of shares outstanding:
      Primary                                                    60,018,900        59,090,793       59,369,690       58,629,987
                                                              ==============   ===============   ==============   ==============

     Fully diluted                                               65,233,900        59,346,543       64,771,520       58,889,385
                                                              ==============   ===============   ==============   ==============

         See accompanying notes to consolidated financial statements.

                             THE MONEY STORE INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                    (Dollars in thousands)
                                          (unaudited)

                                                                       Nine months ended
                                                                         September 30,
                                                                     1997             1996
                                                                ---------------   --------------
Cash flows from operating activities:
      Net income                                                      $ 91,977         $ 55,821
      Adjustments to reconcile net income to net
        cash used in operations:
          Provision for deferred income taxes                           35,509           42,934
          Depreciation and amortization                                 15,183            8,787
          Provision for credit losses on loans not sold                 14,044           12,312
          Net unrealized gain on valuation of interest-only strips     (49,631)               -
          Net changes in operating assets and liabilities:
              Proceeds from loans sold                               5,257,022        3,856,057
              Loans originated and purchased                        (5,453,372)      (4,039,226)
              Loans repurchased                                         (3,290)          (5,500)
              Other increases in receivables                           (29,607)        (133,184)
              Net increase in interest-only strip receivables, net    (190,398)        (123,023)
              Net increase (decrease) in accounts payable and other
               liabilities                                              25,529          (10,369)
              Other, net                                                (7,663)         (17,850)
                                                                ---------------   --------------

     Net cash used in operating activities                            (294,697)        (353,241)
                                                                ---------------   --------------

Cash flows from investing activities:
     Purchase of property and equipment                                (61,479)         (35,446)
     Payment for purchase of servicing company, net of cash
      acquired                                                          (2,422)               -
     Payment for purchase of assets of mortgage company                 (2,200)               -
                                                                ---------------   --------------

     Net cash used in investing activities                             (66,101)         (35,446)
                                                                ---------------   --------------

Cash flows from financing activities:
     Net increase in secured and unsecured credit facilities           127,121          302,124
     Principal payments on unsecured notes                            (132,020)               -
     Proceeds from unsecured notes                                     300,000                -
     Debt issuance costs                                                (2,953)          (1,413)
     Principal payments on subordinated debt                                 -          (11,000)
     Net increase in collections payable                                84,727           41,315
     Net proceeds from issuance of common stock                              -          122,075
     Proceeds from exercise of stock options                             3,350            1,317
     Dividends paid                                                    (12,532)          (3,954)
                                                                ---------------   --------------

    Net cash provided by financing activities                          367,693          450,464
                                                                ---------------   --------------


    Net increase in cash and cash equivalents                            6,895           61,777
Cash and cash equivalents at beginning of period                       321,703          178,781
                                                                ---------------   --------------

Cash and cash equivalents at end of period                           $ 328,598        $ 240,558
                                                                ===============   ==============


         See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The Money Store Inc. together with its subsidiaries (the "Company") is a financial services company engaged in the business of originating (including purchasing), selling and servicing consumer and commercial loans of specified types and offering related services. Loans originated by the Company primarily consist of: (i) fixed and adjustable rate loans secured by mortgages on residential real estate and loans which allow consumers to borrow up to 125% of the value of their homes ("125 LTV Loans"), (collectively "Home Equity Loans"); which include FHA Title I home improvement loans ("FHA Title I Loans") insured by the Federal Housing Authority (the "FHA") of the United States Department of Housing and Urban Development ("HUD") and other home improvement loans not insured by FHA ("Conventional Home Improvement Loans" and; collectively with FHA Title I Loans, "Home Improvement Loans"); (ii) loans guaranteed in part ("SBA Loans") by the United States Small Business Administration (the "SBA") and commercial loans generally secured by first mortgages ("Small Business Loans" and, together with SBA Loans, "Commercial Loans"); (iii) government-guaranteed student loans ("Student Loans"); and (iv) motor vehicle retail installment sale contracts purchased from automobile dealers ("Auto Loans").

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of The Money Store Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Company's December 31, 1996 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In the opinion of management all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for these periods have been made. However, results for such interim periods are subject to year-end adjustments, and are not necessarily indicative of results for the full year.

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

     Pursuant to FAS 125 a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing fees are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strip receivables and the allowance for credit losses on loans sold will be reclassified as a reduction of these receivables.

     FAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the assets will be measured like available-for-sale securities or trading securities under FAS
115. This assessment is required for financial assets held on or acquired after January 1, 1997.

REVENUE RECOGNITION

(a) GAIN ON SALE OF RECEIVABLES, INCLUDING NET UNREALIZED GAIN ON VALUATION OF INTEREST-ONLY STRIPS

     Gain on sale of receivables represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip receivables) based on their relative fair values at the date of sale. The net unrealized gains on valuation of interest-only strips include the recognition of unrealized gains which represents the initial difference between the allocated carrying amount of loans sold and their fair market value. In addition, gain on sale includes non-refundable fees on loans sold and gains or losses on certain transactions structured as an economic hedge. The Company recognizes such gain on sale of loans on the settlement date.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (UNAUDITED)

REVENUE RECOGNITION (CONTINUED)

(b)   FINANCE INCOME

     Finance income includes (i) servicing compensation; (ii) the difference between the present value of the interest-only strip and the actual cash collected; (iii) interest income on loans retained by the Company and (iv) miscellaneous fee income.

NET INCOME PER SHARE

     Net income per share of common stock is computed using the weighted average number of shares of common stock outstanding during each period, after giving effect to common stock equivalents arising from the assumed conversion of the Company's outstanding $1.72 mandatory convertible preferred stock to the extent it is dilutive, and the assumed exercise of stock options.

Reclassification

     Certain financial statement captions reported in the audited Consolidated Statement of Financial Condition as of December 31, 1996, the Consolidated Statements of Income for the three and nine months ended September 30, 1996 and the Consolidated Statement of Cash Flow for the nine months ended September 30, 1996, as well as the 1996 Subsidiary Guarantors' condensed consolidating financial data presented in Note 3 have been reclassified to conform to the presentation of the 1997 consolidated financial statements, which reflects adoption of FAS 125.

Acquisitions

     On May 14, 1997, the Company acquired 100% of the stock of Platform Home Loans Ltd., a United Kingdom ("U.K.") servicer of mortgage loans which was accounted for as a purchase transaction. This acquisition resulted in the recognition of $2,000,000 of goodwill which is being amortized using the straight-line method over five years and is included in other assets.

     On August 14, 1997, the Company acquired substantially all of the assets of Integrated Capital Group, an originator and seller of mortgage loans which was accounted for as a purchase transaction. The amount of $1,450,000 paid in excess of the assets purchased represents a covenant not to compete which is being amortized using the straight-line method over three years and is included in other assets.

FOREIGN CURRENCY TRANSLATION

     All assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the rate in effect as of the date of the financial statements. Income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of shareholders' equity.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


RECENT ACCOUNTING DEVELOPMENTS


     In February 1997, the Financial Accounting Standards Board ("FASB") issued FAS 128, EARNINGS PER SHARE, and FAS 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE.

     FAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No.
15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

     FAS 129 lists required disclosures about capital structure that had been included in a number of previously existing, separate, statements and opinions.

     Both of these statements are effective for financial statements issued for periods ending after December 15, 1997.

     In June 1997, the FASB issued FAS 130, REPORTING COMPREHENSIVE INCOME, and FAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

     FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. FAS 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity.

     FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements, and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

     FAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. FAS 131 is effective for financial statements issued for years beginning after December 15, 1997.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (UNAUDITED)


(2)  COMMITMENTS, CONTINGENCIES AND CONCENTRATION OF CREDIT RISK

     The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in 1998. This project, which includes the purchase of land and building construction, is estimated to cost approximately $85,000,000, and will be funded out of the general working capital of the Company. In addition, capitalized expenditures to complete the building for occupancy are anticipated to be approximately $10,000,000. Total expenditures to date are $54,232,000. The 400,000 square foot building will help to centralize operations and support additional staff for the anticipated growth of the business.

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates primarily between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon sale of the loans, the advances are repaid. At September 30, 1997, the Company has made available to originators, lines of credit of approximately $103,600,000. At September 30, 1997 and December 31, 1996, advances outstanding are $17,748,000 and $8,291,000, respectively, and are included in Receivables, net.

     In certain securitization transactions, the Company subordinates a portion of its interest in excess cash flows to the interest of investors. The investors' protection from losses is provided by the subordination of the Company's cash flows including among other methods, various combinations of cash deposits provided by the Company, subordination accounts and credit enhancement provided by third parties. At September 30, 1997, $203,840,000 of cash deposits held in interest-bearing accounts are restricted, and $322,465,000 is advanced in connection with subordination accounts and is included in Receivables, net. In senior subordinated structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and credit enhancements provided by third parties, and in some cases the limited guarantee of the Company.

     In certain securitizations, limited guarantees are provided by the Company as credit enhancement. During the second quarter of 1997, the Company completed two asset-backed securitizations, one collateralized by Commercial Loans, and the other by Home Equity Loans which employed a senior/subordinate structure with the subordinate bonds enhanced by a limited guarantee by the Company. At September 30, 1997, these limited guarantees amounted to approximately $14,000,000.

     In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into agreements that allow it to sell loans to certain trusts in the future at an agreed upon price. At September 30, 1997, under the terms of such agreements the Company had the right to deliver $271,345,000 of Home Equity Loans, $15,925,000 of Commercial Loans and $14,409,000 of Auto Loans, within approximately 90 days of such date.

     In addition, the Company from time to time purchases and sells government securities at agreed upon prices as an economic hedge. Gains and losses on these transactions, which are included in the Gain on sale of receivables amounted to ($16,190,000) and $3,960,000 for the nine months ended September 30, 1997 and 1996, respectively.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (UNAUDITED)


(2)  COMMITMENTS, CONTINGENCIES AND CONCENTRATION OF CREDIT RISK (CONTINUED)

     The Company generally sells its Home Equity Loans with servicing retained in mortgage pass-through transactions and in whole loan transactions. In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business due to commitments and obligations to service and repurchase loan receivables which are not included in the accompanying consolidated financial statements. These commitments and obligations do not necessarily represent future cash flow obligations. The obligations to repurchase Home Equity Loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $44,280,000 of Home Equity Loans at September 30, 1997 which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

     The Company's serviced loan portfolio is widely dispersed. At September 30, 1997, loans to borrowers in the State of California accounted for approximately 19% of total serviced loan portfolio, while no other state accounted for more than 7%.

     In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which will not in management's opinion, have a material adverse effect on the consolidated financial position or results of operations of the Company.

(3)  SUBSIDIARY GUARANTORS

     On April 15, 1997, The Company completed a public offering of $175,000,000 of 8.05% senior notes due 2002 and $125,000,000 of 8.375% senior notes due 2004 (collectively the "Senior Notes"). The Senior Notes constitute unsecured and unsubordinated senior indebtedness of the Company. The Senior Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured, joint and several, basis by certain of the Company's wholly-owned subsidiaries (the "Guarantors"), although the Subsidiary Guarantees may terminate prior to maturity of the Senior Notes upon the occurrence of certain circumstances. The Senior Notes rank equally in right of payment, on a pari passu basis, with all existing and future unsecured and unsubordinated
indebtedness and guarantees of the Guarantors.   The ability of the Company's
subsidiaries to pay dividends or make payments on intercompany indebtedness will be subject to applicable state laws. The net proceeds of this offering were used to repay a portion of the indebtedness outstanding under certain credit facilities.

     The following condensed consolidating financial data illustrate the composition of the combined Guarantors. The Company believes that providing the condensed consolidating information is of material interest to potential investors in the Senior Notes and has not presented separate financial statements for each of the Guarantors because it was deemed that such financial statements would not provide potential investors with any material additional information.

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

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

(3)  SUBSIDIARY GUARANTORS (CONTINUED)

                                   Consolidating Statements of Financial Condition
                                                 September 30, 1997
                                               (Dollars in thousands)

                                                             Combined        Combined
                                               Parent        Guarantor     Non-Guarantor
                   Assets                      Company     Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                             ------------  --------------  --------------  -------------- ------------
Cash and cash equivalents                      $ 231,296       $ (68,792)      $ 166,094             $ -    $ 328,598
Receivables, net                                     575         981,827         618,736               -    1,601,138
Interest-only strip receivables, net                   -               -         826,329               -      826,329
Investment in subsidiaries                       465,977           3,616               -        (469,593)           -
Property and equipment, net                            -         120,240           1,801               -      122,041
Other                                              6,386          18,825             804               -       26,015
                                             ------------  --------------  --------------  -------------- ------------

                                               $ 704,234     $ 1,055,716     $ 1,613,764      $ (469,593) $ 2,904,121
                                             ============  ==============  ==============  ============== ============

    Liabilities and Shareholders' Equity
    ------------------------------------
Liabilities:
   Notes payable                             $ 1,607,450         $ 6,848             $ -             $ -  $ 1,614,298
   Accounts payable and other liabilities         21,567         404,985          16,987               -      443,539
   Income taxes, principally deferred            (61,934)        203,766          25,108               -      166,940
   Unearned insurance commissions                      -           8,449               -               -        8,449
   Due to (from) parent and affiliates        (1,533,742)         53,376       1,480,442             (76)           -
                                             ------------  --------------  --------------  -------------- ------------

                                                  33,341         677,424       1,522,537             (76)   2,233,226
                                             ------------  --------------  --------------  -------------- ------------

Subordinated debt                                  2,000               -               -               -        2,000
                                             ------------  --------------  --------------  -------------- ------------

Shareholders' equity:
    Preferred stock                              133,363               -               -               -      133,363
    Common stock                                 195,215          23,713           3,190         (26,903)     195,215
    Additional paid-in capital                         -          12,553          47,897         (60,450)           -
    Foreign currency translation                                                                                    -
        adjustments                                    -               2               -               -            2
    Retained earnings                            340,315         342,024          40,140        (382,164)     340,315
                                             ------------  --------------  --------------  --------------  -----------

                                                 668,893         378,292          91,227        (469,517)     668,895
                                             ------------  --------------  --------------  --------------  -----------

                                               $ 704,234     $ 1,055,716     $ 1,613,764      $ (469,593) $ 2,904,121
                                             ============  ==============  ==============  ==============  ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

(3)  SUBSIDIARY GUARANTORS (CONTINUED)


                Consolidating Statements of Financial Condition
                               December 31, 1996
                            (Dollars in thousands)

                                                          Combined        Combined
                                            Parent       Guarantor      Non-Guarantor
                 Assets                    Company      Subsidiaries    Subsidiaries   Eliminations  Consolidated
                                          -----------  ---------------  -------------  ------------  -------------
Cash and cash equivalents                  $ 194,532        $ (40,968)     $ 168,139           $ -      $ 321,703
Receivables, net                                   -          964,259        421,675             -      1,385,934
Interest-only strip receivables, net               -                -        586,300             -        586,300
Investment in subsidiaries                   367,246            2,684              -      (369,930)             -
Property and equipment, net                        -           71,636          1,822             -         73,458
Other                                          5,204           18,516            825             -         24,545
                                          -----------  ---------------  -------------  ------------  -------------

                                           $ 566,982      $ 1,016,127    $ 1,178,761    $ (369,930)   $ 2,391,940
                                          ===========  ===========================================================

  Liabilities and Shareholders' Equity
  ------------------------------------
Liabilities:
   Notes payable                          $ 1,315,394         $ 3,803    $         -    $        -    $ 1,319,197
   Accounts payable and other liabilities     21,926          303,207          8,150             -        333,283
   Income taxes, principally deferred        (20,568)         147,545         20,220             -        147,197
   Unearned insurance commissions                  -            7,754              -             -          7,754
   Due to (from) parent and affiliates    (1,334,279)         267,245      1,067,106           (72)             -
                                          -----------  ---------------  -------------  ------------  -------------

                                             (17,527)         729,554      1,095,476           (72)     1,807,431
                                          -----------  -----------------------------------------------------------

Subordinated debt                              2,000                -              -             -          2,000
                                          -----------  ---------------  -------------  ------------  -------------

Shareholders' equity:
    Preferred stock                          133,363                -              -             -        133,363
    Common stock                             188,276           20,413          3,190       (23,603)       188,276
    Additional paid-in capital                     -            9,103         47,897       (57,000)             -
    Retained earnings                        260,870          257,057         32,198      (289,255)       260,870
                                          -----------  ---------------  -------------  ------------  -------------

                                             582,509          286,573         83,285      (369,858)       582,509
                                          -----------  ---------------  -------------  ------------- -------------

                                           $ 566,982      $ 1,016,127    $ 1,178,761    $ (369,930)   $ 2,391,940
                                          ===========  ===============  ============   ============= =============

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3)  SUBSIDIARY GUARANTORS (CONTINUED)

                                          Consolidating Statements of Income
                                        Three Months ended September 30, 1997
                                                (Dollars in thousands)


                                                          Combined           Combined
                                           Parent         Guarantor       Non-Guarantor
                                          Company       Subsidiaries       Subsidiaries     Eliminations    Consolidated
                                        -------------  ----------------   ---------------   -------------   -----------
Revenues:
    Gain on sale of receivables, including
      net unrealized gain on valuation of
      interest-only strips                       $ -         $ 174,389             $ 156             $ -     $ 174,545
    Finance income, fees earned and other      1,845            61,623             9,155               -        72,623
                                        -------------  ----------------   ---------------   -------------   -----------

                                               1,845           236,012  -          9,311  -            -  -    247,168
                                        -------------  ----------------   ---------------   -------------   -----------
Expenses:
    Operating expenses                         1,063           139,980             7,687               -       148,730
    Interest                                     782            35,305             3,497               -        39,584
                                        -------------  ----------------   ---------------   -------------   -----------

                                               1,845           175,285  -         11,184  -            -  -    188,314
                                        -------------  ----------------   ---------------   -------------   -----------

Income (loss) before income taxes and
    undistributed income of subsidiaries           -            60,727            (1,873)              -        58,854
Income taxes (credit)                              -            24,664              (864)              -        23,800

Equity in undistributed income (loss)
    of subsidiaries                           35,054              (172)                -         (34,882)            -
                                        -------------  ----------------   ---------------   -------------   -----------

Net income (loss)                           $ 35,054          $ 35,891          $ (1,009)      $ (34,882)     $ 35,054
                                        =============  ================   ===============   =============   ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

(3)  SUBSIDIARY GUARANTORS (CONTINUED)

                                        Consolidating Statements of Income
                                       Three Months ended September 30, 1996
                                              (Dollars in thousands)


                                                          Combined       Combined
                                            Parent       Guarantor      Non-Guarantor
                                           Company       Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                         -------------   -----------    -----------      ------------    -----------
Revenues:
    Gain on sale of receivables                   $ -     $ 112,725         $ (301)              $ -      $ 112,424
    Finance income, fees earned and other       2,326        48,858          7,299                 -         58,483
                                         -------------   -----------    -----------      ------------    -----------

                                                2,326       161,583          6,998                 -        170,907
                                         -------------   -----------    -----------      ------------    -----------
Expenses:
    Operating expenses                          1,167        93,295          5,395                 -         99,857
    Interest                                    1,159        29,784          2,050                 -         32,993
                                         -------------   -----------    -----------      ------------    -----------

                                                2,326       123,079          7,445                 -        132,850
                                         -------------   -----------    -----------      ------------    -----------

Income (loss) before income taxes and
    undistributed income of subsidiaries            -        38,504           (447)                -         38,057
Income taxes (credit)                               -        15,437           (100)                -         15,337

Equity in undistributed income of
 subsidiaries                                  22,720           390              -           (23,110)             -
                                         -------------   -----------    -----------      ------------    -----------

Net income (loss)                            $ 22,720      $ 23,457         $ (347)        $ (23,110)      $ 22,720
                                         =============   ===========    ===========      ============    ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3)  SUBSIDIARY GUARANTORS (CONTINUED)

                                           Consolidating Statements of Income
                                          Nine Months ended September 30, 1997
                                                 (Dollars in thousands)


                                                                Combined       Combined
                                                    Parent     Guarantor      Non-Guarantor
                                                   Company     Subsidiaries   Subsidiaries   Eliminations     Consolidated
                                                  -----------  -----------    ------------   ------------     -----------
Revenues:
    Gain on sale of receivables, including
       net unrealized gain on valuation of
       interest-only strips                          $     -    $ 405,353        $ 17,078     $        -       $ 422,431
    Finance income, fees earned and other              4,920      183,086          26,473              -         214,479
                                                  -----------  -----------    ------------   ------------     -----------

                                                       4,920      588,439          43,551              -         636,910
                                                  -----------  -----------    ------------   ------------     -----------
Expenses:
    Operating expenses                                 3,671      352,767          20,461              -         376,899
    Interest                                           1,249       94,013           9,991              -         105,253
                                                  -----------  -----------    ------------   ------------     -----------

                                                       4,920      446,780          30,452              -         482,152
                                                  -----------  -----------    ------------   ------------     -----------

Income before income taxes and
    undistributed income of subsidiaries                   -      141,659          13,099              -         154,758
Income taxes                                               -       57,624           5,157              -          62,781

Equity in undistributed income of subsidiaries        91,977          932               -        (92,909)              -
                                                  -----------  -----------    ------------   ------------     -----------

Net income                                          $ 91,977     $ 84,967         $ 7,942      $ (92,909)       $ 91,977
                                                  ===========  ===========    ============   ============     ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3)  SUBSIDIARY GUARANTORS (CONTINUED)

                                       Consolidating Statements of Income
                                      Nine Months ended September 30, 1996
                                             (Dollars in thousands)


                                                           Combined       Combined
                                              Parent      Guarantor      Non-Guarantor
                                             Company      Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                            -----------   -----------    ------------    -----------   -----------
Revenues:
    Gain on sale of receivables               $    294     $ 262,171        $ 14,468       $      -     $ 276,933
    Finance income, fees earned and other        4,533       151,874          19,384              -       175,791
                                            -----------   -----------    ------------    -----------   -----------

                                                 4,827       414,045          33,852              -       452,724
                                            -----------   -----------    ------------    -----------   -----------
Expenses:
    Operating expenses                           3,276       250,066          14,498              -       267,840
    Interest                                     1,551        83,152           6,723              -        91,426
                                            -----------   -----------    ------------    -----------   -----------

                                                 4,827       333,218          21,221              -       359,266
                                            -----------   -----------    ------------    -----------   -----------

Income before income taxes and
    undistributed income of subsidiaries             -        80,827          12,631              -        93,458
Income taxes                                         -        32,482           5,155              -        37,637

Equity in undistributed income of
 subsidiaries                                   55,821           873               -        (56,694)            -
                                            -----------   -----------    ------------    -----------   -----------

Net income                                    $ 55,821      $ 49,218         $ 7,476      $ (56,694)     $ 55,821
                                            ===========   ===========    ============    ===========   ===========


                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
(3)  SUBSIDIARY GUARANTORS (CONTINUED)

                                            Consolidating Statements of Cash Flows
                                              Nine Months ended September 30, 1997
                                                    (Dollars in thousands)

                                                                       Combined       Combined
                                                        Parent        Guarantor       Non-Guarantor
                                                        Company       Subsidiaries    Subsidiaries     Eliminations  Consolidated
                                                       ----------     -----------     ----------       ----------    -----------
Cash flows from operating activities:
     Net income                                         $ 91,977        $ 84,967        $ 7,942        $ (92,909)      $ 91,977
     Adjustments to reconcile net income to net
          cash used in operations:
              Equity in undistributed income of
                  subsidiaries                           (91,977)           (932)             -           92,909              -
              Provision for deferred income taxes              -          32,790          2,719                -         35,509
              Depreciation and amortization                1,817          12,905            461                -         15,183
              Provision for credit losses on loans not
               sold                                            -          13,720            324                -         14,044
              Net unrealized gain on valuation of
                      interest-only strips                     -               -        (49,631)               -        (49,631)
              Net changes in operating assets
                   and liabilities:
                       Proceeds from loans sold                -       4,942,310        314,712                -      5,257,022
                       Loans originated and purchased          -      (5,031,951)      (421,421)               -     (5,453,372)
                       Loans repurchased                       -          (3,290)             -                -         (3,290)
                       Other (increases) decreases in
                            receivables                     (575)         61,885        (90,917)               -        (29,607)
                       Net increase in interest-only strip
                        receivables, net                       -               -       (190,398)               -       (190,398)
                       Net (increase) decrease in accounts
                            payable and other liabilities   (359)         23,250          2,638                -         25,529
                       Other, net                        (37,823)         27,729          2,431                -         (7,663)
                                                       ----------     -----------     ----------       ----------    -----------
     Net cash used in operating activites                (36,940)        163,383       (421,140)               -       (294,697)
                                                       ----------     -----------     ----------       ----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                        -         (61,039)          (440)               -        (61,479)
     Payment for purchase of servicing
         company, net of cash acquired                         -          (2,422)             -                -         (2,422)
     Payment for purchase of assets of
         mortgage company                                      -          (2,200)             -                -         (2,200)
     Investment in and advances to subsidiaries         (206,217)       (207,119)       413,336                -              -
                                                       ----------     -----------     ----------       ----------    -----------
     Net cash used in investing activites               (206,217)       (272,780)       412,896                -        (66,101)
                                                       ----------     -----------     ----------       ----------    -----------

Cash flows from financing activities:
     Net increase in secured and
         unsecured credit facilities                     124,076           3,045              -                -        127,121
     Principal payments on unsecured notes              (132,020)              -              -                -       (132,020)
     Proceeds from unsecured notes                       300,000               -              -                -        300,000
     Debt issuance costs                                  (2,953)              -              -                -         (2,953)
     Net increase in collections payable                       -          78,528          6,199                -         84,727
     Proceeds from exercise of stock options               3,350               -              -                -          3,350
     Dividends paid                                      (12,532)              -              -                -        (12,532)
                                                       ----------     -----------     ----------       ----------    -----------
     Net cash provided by financing activities           279,921          81,573          6,199                -        367,693
                                                       ----------     -----------     ----------       ----------    -----------
     Net increase (decrease) in cash and cash
         equivalents                                      36,764         (27,824)        (2,045)               -          6,895
Cash and cash equivalents at the beginning of period     194,532         (40,968)       168,139                -        321,703
                                                       ----------     -----------     ----------       ----------    -----------
Cash and cash equivalents at the end of period         $ 231,296       $ (68,792)     $ 166,094         $      -      $ 328,598
                                                       ==========     ===========     ==========       ==========    ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) Subsidiary Guarantors(continued)

                                          Consolidating Statements of Cash Flows
                                           Nine Months ended September 30, 1996
                                                  (Dollars in thousands)

                                                                  Combined        Combined
                                                      Parent      Guarantor       Non-Guarantor
                                                      Company    Subsidiaries     Subsidiaries   Eliminations  Consolidated
                                                     ----------  ------------     ----------     ----------    ------------
Cash flows from operating activities:
     Net income                                       $ 55,821      $ 49,218        $ 7,476      $ (56,694)       $ 55,821
     Adjustments to reconcile net income to net
          cash used in operations:
              Equity in undistributed income of
                  subsidiaries                         (55,821)         (873)             -         56,694               -
              Provision for deferred income taxes            -        37,182          5,752              -          42,934
              Depreciation and amortization              1,844         6,604            339              -           8,787
              Provision for credit losses on loans
               not sold                                      -        12,341            (29)             -          12,312
              Net change in operating assets
                   and liabilities:
                       Proceeds from loans sold              -     3,541,746        314,311              -       3,856,057
                       Loans originated and purchased        -    (3,728,773)      (310,453)             -      (4,039,226)
                       Loans repurchased                     -        (5,500)             -              -          (5,500)
                       Other increases in
                            receivables                 (2,550)      (96,012)       (34,622)             -        (133,184)
                       Net increase in interest-only
                        strip receivables, net               -             -       (123,023)             -        (123,023)
                       Net increase (decrease) in
                         accounts payable and other
                           liabilities                 (10,988)          739           (120)             -         (10,369)
                       Other, net                       (8,925)      (18,388)         9,463              -         (17,850)
                                                     ----------  ------------     ----------     ----------    ------------
     Net cash used in operating activites              (20,619)     (201,716)      (130,906)             -        (353,241)
                                                     ----------  ------------     ----------     ----------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                      -       (35,248)          (198)             -         (35,446)
     Investment in and advances to subsidiaries       (374,419)      189,977        184,442              -               -
                                                     ----------  ------------     ----------     ----------    ------------
     Net cash used in investing activites             (374,419)      154,729        184,244              -         (35,446)
                                                     ----------  ------------     ----------     ----------    ------------

Cash flows from financing activities:
     Net increase (decrease) in secured and
          unsecured credit facilities                  302,185           (61)             -              -         302,124
     Debt issuance costs                                (1,413)            -              -              -          (1,413)
     Principal payments on subordinated debt           (11,000)            -              -              -         (11,000)
     Increase (decrease) in collections payable              -        41,646           (331)             -          41,315
     Net proceeds from issuance of common stock        122,075             -              -    -         -         122,075
     Proceeds from exercise of stock options             1,317             -    -         -    -         -           1,317
     Dividends paid                                     (3,954)            -              -              -          (3,954)
                                                     ----------  ------------     ----------     ----------    ------------
     Net cash provided by financing activities         409,210        41,585           (331)             -         450,464
                                                     ----------  ------------     ----------     ----------    ------------
     Net increase (decrease) in cash and cash
         equivalents                                    14,172        (5,402)        53,007              -          61,777
Cash and cash equivalents at the beginning of period   168,367       (61,393)        71,807              -         178,781
                                                     ----------  ------------     ----------     ----------    ------------
Cash and cash equivalents at the end of period       $ 182,539     $ (66,795)     $ 124,814            $ -       $ 240,558
                                                     ==========  ============     ==========     ==========    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation.

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

     The following chart presents certain weighted average estimates used in the calculation of the interest-only strip receivables:

                                                Three months ended         Nine months ended
                                                   September 30,             September 30,
                                                 1997        1996         1997           1996
                                                 ----        ----         ----           ----
Discount rates:
           Home Equity Loans                     12.0%       11.5%        11.7%          11.2%
           Commercial Loans                      10.6%       10.4%        10.5%          10.5%
           Student Loans (4)                      8.0%        -            8.3%           8.2%
           Auto Loans                            12.0%       12.0%        12.0%          12.0%


Prepayment rates:
           Home Equity Loans (1)                   25%         25%          25%            25%
           Commercial Loans (1)                     9%          9%           9%             9%
           Student Loans (1) (3) (4)                4%          -            4%             3%
           Auto Loans (2)                         1.9%        1.7%         1.9%           1.7%


Adequate servicing compensation:
           Home Equity Loans                     0.39%       0.35%        0.37%          0.35%
           Commercial Loans                      0.40%       0.40%        0.40%          0.40%
           Student Loans (3) (4)                 0.81%         -          0.86%          0.82%
           Auto Loans                            2.50%       2.50%        2.50%          2.50%

Spreads:
           Home Equity Loans                     4.86%       3.73%        4.46%          3.42%
           Commercial Loans                      2.48%       1.23%        2.25%          1.93%
           Student Loans (4)                     2.16%          -         1.83%          1.41%
           Auto Loans                           10.23%      10.05%       10.19%          9.86%

           (1)  Represents an annual prepayment rate (CPR).
           (2)  Represents a monthly rate based on original principal balance
                (ABS).
           (3)  Represents an average of in-school and repayment periods.
           (4) There were no sales of loans by the Student Loan division for the three months ended September 30, 1996.

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

FINANCIAL CONDITION

September 30, 1997

     Cash and cash equivalents increased $6.9 million, to $328.6 million at September 30, 1997 from $321.7 million at December 31, 1996. This is a result of net cash provided by financing activities offset in part by net cash used in operating activities and investing activities.

     Receivables, net increased $215.2 million to $1.6 billion at September 30, 1997 from $1.4 billion at December 31, 1996. The increase is primarily due to increases in loans held for sale, accrued interest receivable, advances made in connection with certain securitizations and advances on revolving credit facilities to various originators of home equity loans as follows: (i) loans held for sale increased by $95.1 million to $1.1 billion at September 30, 1997 from $1.0 billion at December 31, 1996; (ii) accrued interest receivable increased by $22.6 million to $91.5 million at September 30, 1997 from $68.9 million at December 31, 1996 as a result of the growth in the serviced loan portfolio; (iii) advances made in connection with certain securitizations increased by $99.9 million to $343.9 million at September 30, 1997 from $244.0 million at December 31, 1996 due primarily to increases in the amount of loans securitized; and (vi) an increase in advances on revolving credit facilities to various originators of home equity loans of $9.5 million. These increases are offset in part by an increase in the allowance for credit losses on loans not sold of $0.9 million for the nine months ended September 30, 1997 and a decrease in the repurchased loan portfolio of $7.9 million from $24.4 million at December 31, 1996 to $16.5 million at September 30, 1997. This decrease in the repurchased loan portfolio is a result of the Company's increased use of securitization and whole loan sales which do not contain repurchase obligations.

     The interest-only strip receivables increased by $240.0 million to $826.3 million at September 30, 1997 from $586.3 million at December 31, 1996. This increase was due to the initial recognition of fair value of the retained asset of $564.0 million and the initial recognition of unrealized gain on loans sold
during the nine months ended September 30, 1997 of  $66.1 million.   Offsetting
these increases was amortization of $276.3 million, an increase in the allowance for possible credit losses on loans sold of $150.9 million, net of charge-offs on loans sold of $53.5 million, and $16.5 million representing an increase in the estimated credit loss rate based upon the current risk characteristics of the servicing asset.

     Property, plant and equipment, net, increased by $48.5 million to $122.0 million at September 30, 1997 from $73.5 million at December 31, 1996. This increase was primarily a result of the development costs for the nine months ended September 30, 1997, in the amount of $30.9 million for the construction of an office building in West Sacramento, California. The building is expected to be completed in 1998, with an anticipated total construction cost of approximately $85.0 million and capitalized expenditures to complete the building for occupancy of approximately $10.0 million. In addition, the Company purchased $25.6 million in computer equipment to enhance the branch offices' automation to support new product lines, provide system improvements and electronic document generation, storage and retrieval. Leasehold improvements and office equipment supporting employee growth increased by $4.9 million.
These increases were offset by depreciation and amortization expense of $12.9 million.

     The Company's operating activities require continual access to financing sources because of the net cash used in operating activities. The primary source of funding for the Company's operations comes from borrowings incurred under various credit arrangements. At September 30, 1997, the Company has notes payable of $1.6 billion, an increase of $295.1 million from $1.3 billion at December 31, 1996. This increase is a result of net increases of $127.1 million in secured and unsecured credit facilities, principal payments of $132.0 million on unsecured notes, and the issuance of $300.0 million in unsecured senior debt.

     Accounts payable and other liabilities increased $110.2 million to $443.5 million at September 30, 1997, from $333.3 million at December 31, 1996. The increase resulted primarily from an increase in funds collected on loans sold and serviced for others ("collections payable") of $84.7 million which is a result of the increase in the loans sold with servicing retained included in the serviced loan portfolio, and from a net increase of $25.5 million in other miscellaneous liabilities and accrued expenses.

     Income taxes, principally deferred, increased $19.7 million, to $166.9 million at September 30, 1997 from $147.2 million at December 31, 1996, resulting from a deferred tax provision of $35.5 million for the nine months ended September 30, 1997, offset by a net decrease in current taxes payable of $15.8 million for the nine months ended September 30, 1997. The primary reason for the increase in deferred income taxes is the tax effect of the temporary differences between tax reporting and generally accepted accounting principles which give rise to deferred tax assets and deferred tax liabilities. The most significant of these differences are the gain on sale of receivables and the provision for credit losses.

     Total shareholders' equity at September 30, 1997 was $668.9 million, which compares with $582.5 million at December 31, 1996, an increase of $86.4 million. The increase in shareholders' equity primarily resulted from net income of $92.0 million. In addition, the Company received proceeds and related tax benefits from exercised stock options of $6.9 million. Shareholders' equity decreased $12.5 million as a result of payment of cash dividends.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Net income was $92.0 million for the nine months ended September 30, 1997, compared to $55.8 million for the nine months ended September 30, 1996, an increase of 65%. Primary net income per common share increased to $1.44 for the
same period in 1997, from $0.95 for the same period in 1996.   Fully diluted net
income per common share increased to $1.42 for the same period in 1997, from $0.95 for the same period in 1996. The increase in net income is primarily attributable to income derived from gain on sale of receivables including the net unrealized gain on valuation of interest-only strip receivables and finance income and fees earned due to the growth in the Company's serviced loan portfolio.

     Gain on sale of receivables, including net unrealized gain on valuation of interest-only strips totaled $422.4 million for the nine months ended September 30, 1997, an increase of 53% compared to $276.9 million for the nine months
ended September 30, 1996.   The net unrealized gain on valuation of interest-
only strips recognized as part of the implementation of FAS 125 (beginning in 1997) was $49.6 million. This amount is comprised of $66.1 million which represents the difference between the allocated carrying amount and fair market value of the interest-only strip receivables for loans sold during the nine months ended September 30, 1997, offset by $16.5 million representing an increase in the estimated credit loss rate based upon the current risk characteristics of the servicing assets and is calculated using the present value of the projected future losses estimated on a static pool basis.

     Loans sold with servicing retained for the nine months ended
September 30, 1997 totaled $5.2 billion compared to $3.8 billion for the nine months ended September 30, 1996. In addition, loans sold with servicing released in the nine months ended September 30, 1997 totaled $90.5 million compared to $19.7 million for the nine months ended September 30, 1996. The percentage gain on sale of receivables on Home Equity Loans was 11.08% for the nine months ended September 30, 1997 compared to 8.98% for the nine months ended September 30, 1996. Student Loans was 5.60% for the nine months ended September 30, 1997 compared to 6.05% for the nine months ended September 30, 1996; Commercial Loans including the unguaranteed portions of SBA Loans was 14.44% for the nine months ended September 30, 1997 compared to 12.51% for the nine months ended September 30, 1996; Auto Loans was 12.05% for the nine months ended September 30, 1997 compared to 12.22% for the nine months ended September 30,
1996.   See Certain Accounting Considerations (page 19) for estimates affecting the percentages of gain on sale.

     The provision for credit losses on loans sold, which is recorded as a reduction from gain on sale, increased 83% to $150.9 million for the nine months ended September 30, 1997 from $82.6 million for the nine months ended September
30, 1996.   This increase is a result of the increase in the amount of loans sold during the nine months ended September 30, 1997, as well as increases in the credit loss rates. Credit loss rates increased due to increases in the risk characteristics of Auto Loans sold and the 125 LTV Loans sold during the third quarter.

     Home Equity Loans delinquent 90 days-and-over increased to 4.23% at September 30, 1997 from 3.33% at September 30, 1996. Commercial Loans delinquent 90 days-and-over increased to 4.79% at September 30, 1997 from 4.03% at September 30, 1996. Auto Loans delinquent 90 days-and-over increased to 0.71% at September 30, 1997, from 0.34% at September 30, 1996.

     Total net charge-offs increased 109% to $67.8 million for the nine months ended September 30, 1997 from $32.4 million for the nine months ended September 30, 1996. This increase is primarily a result of (i) an increase in the Home Equity Loan net charge-offs due in part to the increase in its serviced loan portfolio, (ii) an increase in the amount of Auto Loan net charge-offs which is expected to continue as the Auto Loan serviced loan portfolio matures. In addition, the Company has continued to increase its rate of allowance for credit losses to the at-risk serviced loan portfolio. Home Equity Loan net charge-offs for the nine months ended September 30, 1997, were $41.0 million or 53 basis points (annualized) of Home Equity Loans serviced. For the nine months ended September 30, 1996, Home Equity Loan net charge-offs were $26.4 million, or 46 basis points (annualized) of Home Equity Loans serviced. Commercial Loan net charge-offs for the nine months ended September 30, 1997 were $1.9 million, or 34 basis points (annualized) of the unguaranteed portion of the Commercial Loans serviced. Commercial Loan net charge-offs for the nine months ended September 30, 1996 were $2.0 million or 48 basis points (annualized) of the unguaranteed portion of Commercial Loans serviced. Auto Loan net charge-offs for the nine months ended September 30, 1997 were $24.9 million or 428 basis points (annualized) of Auto Loans serviced. Auto Loan net charge-offs for the nine months ended September 30, 1996 were $4.0 million or 146 basis points (annualized) of Auto Loans serviced.

     The Company has experienced higher than anticipated Auto Loan delinquencies and net charge-offs. As a result, the Company has taken steps to improve the quality of its Auto Loan originations, as well as the quality of the overall Auto Loan serviced portfolio. These steps include the slowing down of Auto Loan originations, strengthening the management team, centralizing more processing functions and reviewing the branch structure.

     Finance income, fees earned and other increased 22% to $214.5 million for the nine months ended September 30, 1997 compared to $175.8 million for the same period last year. The primary factor contributing to this growth is the increase in the Company's serviced loan portfolio of 36% to $15.3 billion at September 30, 1997, as compared to $11.2 billion at September 30, 1996.

     Salaries and employee benefits increased 47% to $172.1 million for the nine months ended September 30, 1997, compared to $117.0 million for the nine months ended September 30, 1996. This increase was primarily a result of additional staff needed in the Home Equity Loan division to support the increased marketing efforts, loan origination activities and the diversification of the product line.

     Other operating expenses increased 36% to $204.8 million for the nine months ended September 30, 1997, compared to $150.8 million for the nine months ended September 30, 1996. The net increase was primarily attributable to the following: (i) an increase in occupancy costs and related office expenses of $29.9 million associated with the opening of additional branch offices; (ii) an increase in advertising expenses of $4.9 million to help stimulate loan originations; (iii) an increase in collection expense of $3.4 million due to increased collection activity; (iv) an increase in loan expenses of $7.4 million related to growth in loan originations; (v) an increase in depreciation and amortization of $6.4 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base; and (vi) an increase in the provision for credit losses on loans not sold of $1.7 million.

     Interest expense increased 15% to $105.3 million for the nine months ended September 30, 1997 from $91.4 million for the nine months ended September 30, 1996. The increase is attributable to an increase of $232.9 million in the Company's average debt outstanding for the nine months ended September 30, 1997.

     Income taxes increased 67% to $62.8 million for the nine months ended September 30, 1997 from $37.6 million for the nine months ended September 30, 1996 due to an increase in pretax income. The effective tax rate increased to 40.6% for the nine months ended September 30, 1997 from 40.3% for the nine months ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net income was $35.1 million for the three months ended September 30, 1997, compared to $22.7 million for the three months September 30, 1996, an increase
of 54%.    Primary net income per common share increased to $0.55 for the same period in 1997, from $0.38 for the same period in 1996. Fully diluted net income per common share increased to $0.54 for the same period in 1997, from
$0.38 for the same period in 1996.   The increase in net income is primarily
attributable to income derived from gain on sale of receivables, including the net unrealized gain on valuation of interest-only strip receivables and finance income and fees earned due to the growth in the Company's serviced loan portfolio.

     Gain on sale of receivables including net unrealized gain on valuation of interest-only strips totaled $174.5 million for the three months ended September 30, 1997, an increase of 55% compared to $112.4 million for the three months
ended September 30, 1996.   The net unrealized gain on valuation of interest-
only strips, recognized as part of the implementation of FAS 125 (beginning in 1997) was $19.8 million. This amount is comprised of $31.3 million which represents the difference between the allocated carrying amount and fair market value of the interest-only strip receivables for loans sold during the three months ended September 30, 1997, offset by $11.5 million representing an increase in the estimated credit loss rate based upon the current risk characteristics of the servicing asset and is calculated using the present value of the projected future losses estimated on a static pool basis.

     Loans sold with servicing retained in the third quarter of 1997 totaled $2.0 billion compared to $1.4 billion in the third quarter of 1996. The percentage gain on sale of receivables on Home Equity Loans was 11.94% for the three months ended September 30, 1997 compared to 10.26% for the three months ended September 30, 1996; Student Loans was 5.13% for the three months ended September 30, 1997; no Student Loans were sold in the third quarter of 1996; Commercial Loans which included the sale of unguaranteed portions of SBA Loans for the three months ended September 30, 1997 was 17.85% compared to 8.84% for the three months ended September 30, 1996; Auto Loans was 12.41% for the three months ended September 30, 1997 compared to 12.43% for the three months ended September 30, 1996. In addition, loans sold with servicing released in the third quarter of 1997 totaled $37.1 million, with no loans sold with servicing released in the third quarter of 1996. See Certain Accounting Considerations (page 19), for estimates affecting the percentages of gain on sale.

     The provision for credit losses on loans sold which is recorded as a reduction from gain on sale, increased 114% to $67.1 million for the three months ended September 30, 1997 from $31.3 million for the three months ended September 30, 1996. This increase is a result of the increase in the amount of loans sold during the three months ended September 30, 1997, as well as increases in the credit loss rates. Credit loss rates increased due to increases in the risk characteristics of the Auto Loans sold and the 125 LTV Loans sold during the third quarter.

     Total net charge-offs increased to $28.8 million for the three months ended September 30, 1997 from $12.9 million for the three months ended September 30, 1996. This increase is primarily a result of (i) an increase in the Home Equity Loan net charge-offs due in part to the increase in its serviced loan portfolio,
(ii) an increase in the amount of Auto Loan net charge-offs which is expected to continue as the Auto Loan serviced loan portfolio matures. In addition, the Company has continued to increase its rate of allowance for credit losses to the at-risk serviced loan portfolio. The net charge-offs as a percentage of the at-risk portfolio for the three months ended September 30, 1997 were comparable to the percentages for the nine months with the exception of Auto Loans. Auto Loan net charge-offs for the three months ended September 30, 1997 were $13.4 million or 687 basis points (annualized) of Auto Loans serviced. Auto Loan net charge-offs for the three months ended September 30, 1996 were $1.8 million or 196 basis points (annualized) of Auto Loans serviced.

     Finance income, fees earned and other increased 24% to $72.6 million for the three months ended September 30, 1997 compared to $58.5 million for the same period last year. The primary factor contributing to this growth is the increase in the Company's serviced loan portfolio of 36% to $15.3 billion at September 30, 1997, as compared to $11.2 billion at September 30, 1996.

     Salaries and employee benefits increased 51% to $64.8 million for the three months ended September 30, 1997, compared to $42.9 million for the three months ended September 30, 1996. This increase was primarily a result of additional staff needed for the growth in the Home Equity Loan division to support the increased marketing efforts, loan origination activities and the diversification of the product line.

     Other operating expenses increased 47% to $83.9 million for the three months ended September 30, 1997, compared to $57.0 million for the three months ended September 30, 1996. The net increase was primarily attributable to the following: (i) an increase in occupancy costs and related office expenses of $16.7 million associated with the opening of additional branch offices; (ii) an increase in collection expense of $1.0 million due to increased collection activity; (iii) an increase in professional fees of $1.9 million; (iv) an increase in loan expenses of $3.9 million related to growth in loan originations; (v) an increase in depreciation and amortization of $2.1 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base; and (vi) an increase in provision for credit losses on loans not sold of $3.1 million.

     Interest expense increased 20% to $39.6 million for the three months ended September 30, 1997 from $33.0 million for the three months ended September 30, 1996. The increase is attributable to an increase of $379.0 million in the Company's average debt outstanding for the third quarter of 1997.

     Income taxes increased 55% to $23.8 million for the three months ended September 30, 1997 from $15.3 million for the three months ended September 30, 1996 due to an increase in pretax income. The effective tax rate increased from 40.3% for the three months ended September 30, 1996 to 40.4% for the three months ended September 30, 1997.

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

     In certain securitizations, limited guarantees are provided by the Company as credit enhancement. During the second quarter of 1997, the Company completed two asset-backed securitizations, one collateralized by Commercial Loans, and the other by Home Equity Loans which employed senior/subordinate structures with the subordinate bonds enhanced by a limited guarantee by the Company. At September 30, 1997, these limited guarantees amounted to approximately $14.0 million.

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates primarily between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon the sale of the loans, the advances are repaid. At September 30, 1997, the Company has made available to originators, lines of credit of approximately $103.6 million, of which $17.7 million were outstanding and are included in other receivables.

     Cash and cash equivalents were $328.6 million at September 30, 1997, an increase of $6.9 million from December 31, 1996. This increase primarily resulted from cash provided by financing activities of $367.7 million, primarily attributable to the proceeds of $300.0 million from the public offering of senior notes in April 1997. This increase was offset by cash used in operating and investing activities of $360.8 million. At September 30, 1997, $203.8 million of cash and cash equivalents were restricted. These restrictions primarily relate to cash deposits held in interest-bearing accounts for the protection of investors from losses in various securitization transactions. These restrictions are reduced as the underlying loans sold are liquidated.

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

     The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in 1998. The project, which includes the purchase of land and building construction, is estimated to cost approximately $85.0 million and will be funded out of the general working capital of the Company. In addition, capitalized expenditures to complete the building for occupancy are anticipated to be approximately $10.0 million. Total expenditures to date through September 30, 1997 are $54.2 million. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business.

     On October 21, 1997, the Company entered into a non-binding Letter of Understanding ("Letter") for the purchase of approximately 125 acres of land for the future development of an employee office complex. If purchased, after satisfaction of various contingencies, the cost of acquiring the land will be approximately $14.5 million and will be funded out of general working capital of the Company.

     In order to continue to originate loans, the Company will need to maintain and renew its various credit facilities at least at current levels, or obtain new credit facilities to replace existing facilities and its long-term borrowing as they become due.

     At September 30, 1997, the Company had $2.3 billion of secured credit facilities, which are subject to periodic renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities, $1.9 billion was unused at September 30, 1997. At September 30, 1997, the Company had $353.0 million outstanding with a weighted average interest rate of 6.35%.

     The Company has a $800.0 million unsecured revolving credit facility,
expiring June 30, 2000.   At September 30, 1997, outstanding advances under this
credit facility were $429.3 million with a weighted average interest rate of 6.46%. This credit facility replaced the $400.0 million unsecured revolving credit facility that would have expired on August 16, 1999.

     At September 30, 1997, the Company had outstanding $825.0 million of unsecured senior debt and $2.0 million of subordinated debt which require principal payments by the Company of $2.0 million in the fourth quarter of 1997, $40.0 million in 1998, $190.0 million in 1999, $110.0 million in 2000, $35.0 million in 2001, $325.0 million in 2002, and $125.0 million thereafter. The unsecured senior debt and subordinated debt bear interest at rates ranging from 7.63% to 9.00%, with a weighted average interest rate of 8.37% at September 30, 1997.

     The Company is required to comply with various operating and financial covenants set forth in the above agreements including covenants which may restrict the Company's ability to pay certain distributions including dividends. At September 30, 1997, the Company has available $361.5 million for the payment of such distributions under the most restrictive of such covenants.

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

     The Company has received an investment grade rating of BBB from Standard & Poor's and Duff & Phelps and a Ba1 rating from Moody's Investor Service. These ratings provide the Company access to the public debt market and more efficient securitization structures. In addition, it is anticipated that these ratings will help make available new sources of capital.

PART II OTHER INFORMATION
-------------------------

ITEM 5.  OTHER INFORMATION

         On November 13, 1997, the Company announced that it had applied to list its outstanding common stock and convertible preferred stock on the New York Stock Exchange ("NYSE"). Pending NYSE approval, the Company anticipates that its shares will begin trading on the NYSE on or about December 10, 1997 under the symbol "MON". The Company currently trades on the Nasdaq National Market System under the Symbol "MONE".


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibits are filed herewith:

EXHIBIT                                                         PAGE
No.                                                             NO.
---                                                             ---

11.0  Computation of Earnings per Common Share                     30


    (b) There have been no reports filed on Form 8-K for the quarter ended September 30, 1997.

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



Dated:  November 14, 1997