Form 10-K
period 1997-12-31
MONEY STORE INC /NJ
filed 1998-03-31
CIK 876297

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NO.: 001-10785

                               ----------------

                             THE MONEY STORE INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW JERSEY                                      22-2293022
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                  2840 MORRIS AVENUE, UNION, NEW JERSEY 07083
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (908) 686-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE.)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            (TITLE OF EACH CLASS)                (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
            ---------------------                ------------------------------------------
         COMMON STOCK, NO PAR VALUE                       NEW YORK STOCK EXCHANGE
$1.72 MANDATORY CONVERTIBLE PREFERRED STOCK,
                NO PAR VALUE                              NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 23, 1998 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,176,743,671.

  As of March 23, 1998 the shares outstanding of the Registrant's class of common stock were 58,494,447.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Part III, items 10, 11, 12 and 13, is incorporated by reference to The Money Store Inc.'s definitive proxy statement to shareholders which will be filed with the Commission no later than 120 days after December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Certain information contained in this Annual Report and the documents incorporated by reference herein constitute "forward-looking statements" within the meaning of section 21E of the securities exchange act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", "objective", "projection", "forecast", "goal" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements include, without limitation, the statements herein regarding the timing of future events regarding the Company's operation. Certain statements under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to statements herein that could cause the actual results, performance or achievements of the Company to differ materially from those replicated in such forward-looking statements.


                                    PART I

ITEM 1. BUSINESS

GENERAL

  The Money Store Inc., together with its subsidiaries (the "Company") is a financial services company engaged in the business of originating (including purchasing), selling and servicing consumer and commercial loans of specified types and offering related services. Loans originated by the Company primarily consist of: (i) fixed and adjustable rate loans secured by mortgages on residential real estate, including home equity lines of credit ("HELOCs") and loans which allow consumers to borrow up to 125% of the value of their homes ("125 LTV Loans"), (collectively "Home Equity Loans"), which include FHA Title I home improvement loans, ("FHA Title I Loans") insured by the Federal Housing Authority (the "FHA") of the United States Department of Housing and Urban development ("HUD") and other home improvement loans not insured by FHA consisting of loans secured by real estate and unsecured loans ("Conventional Home Improvement Loans" and, collectively with FHA Title I Loans, "Home Improvement Loans"); (ii) loans guaranteed in part ("SBA Loans") by the United States Small Business Administrations (the "SBA") and commercial loans generally secured by first mortgages ("Small Business Loans" and, together with SBA Loans, "Commercial Loans"); and (iii) government-guaranteed and privately-insured student loans ("Student Loans").

  The Company commenced operations in the United Kingdom in May 1997 with the purchase of Platform Home Loans Ltd. ("Platform"), a United Kingdom-based servicer of mortgage loans, and the organization of The Money Store Limited U.K., a United Kingdom-based company engaged in the business of originating and purchasing mortgage loans.

  Since 1995, the Company has originated motor vehicle retail installment sale contracts purchased from automobile dealers ("Auto Loans"). On January 21, 1998, the Company decided to close its Auto Finance division as part of its overall strategy to focus on more profitable areas of lending, namely Home Equity Loans, Commercial Loans and Student Loans. As a result of this action, the Auto Finance division is treated as a discontinued operation for financial reporting purposes.

  The business strategy of the Company has been to identify and pursue niche lending opportunities which management believes have had widespread unsatisfied demand. For the year ended December 31, 1997, the Company originated approximately $7.8 billion of loans. Of these loans, approximately 76% by principal amount were Home Equity Loans, approximately 9% by principal amount were Commercial Loans, approximately 8% by principal amount were Student Loans and approximately 7% by principal amount were Auto Loans. The Company has been engaged in Home Equity lending since 1967, and based on industry sources, was the second largest non-prime Home Equity lender in the country in 1997. In addition, the Company began to originate SBA Loans and, based upon statistics compiled by the SBA, management believes that during each of the last 15 SBA fiscal years the Company originated a greater principal amount of SBA Loans than any other originator of such loans in the United States. In 1984, the Company entered into the government-guaranteed Student Loan origination market.

  The majority of Home Equity Loans are made to borrowers owning one to four-family homes, for the purpose of refinancing existing mortgage loans, debt consolidation, home improvements, educational expenses and a variety of other purposes. Management believes that American homeowners have substantial home equity available as security for additional borrowings and that the use of Home Equity Loans should continue to increase.

  The focus of the Company's commercial lending activities has been to originate business loans for the purchase or refinance of owner/user commercial real estate or small businesses under SBA guidelines. The majority of the Commercial Loans originated by the Company are loans to purchase or refinance owner/user commercial real estate, with the balance primarily consisting of loans for which the use of loan proceeds may not be limited to the purchase or refinance of commercial real estate, which includes general business loans for business acquisitions, equipment purchases, working capital or debt refinancing.

  The Company originates Student Loans, primarily targeting students attending accredited four-year colleges and universities. In October 1995, the Company began to originate privately-insured Student Loans.

  Substantially all of the loans originated by the Company are sold to institutional investors or pledged to the Company's warehouse lenders until the loans can be sold and those lenders repaid. Revenue is recognized as gain on sale of receivables, which represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip receivables and servicing assets and liabilities) based on their relative fair values at the date of sale. The net unrealized gains on valuation of interest-only strip receivables include the recognition of unrealized gains which represents the initial difference between the allocated carrying amount of loans sold and their fair market value. In addition, gain on sale includes non-refundable fees on loans sold and gains or losses on certain transactions structured as an economic hedge. The Company recognizes such gain on sale of loans on the settlement date. The Company's practice of selling its loans is designed to increase the Company's liquidity, reduce its need to access markets for capital and reduce certain risks associated with interest rate fluctuations.

  The Company has several strategies which it employs in an attempt to minimize the risk of interest rate fluctuations during the period between the time it originates loans and the time such loans are sold: i) the Company attempts to package and sell loans on a regular basis, thereby minimizing the period during which loans are held; ii) the Company usually does not fix the interest rate applicable to fixed rate Home Equity Loans it originates until shortly prior to the closing of the loans; iii) the Company, from time to time, purchases and sells government securities at agreed upon prices as an economic hedge; and iv) in certain securitizations, the Company enters into an agreement that allows it to sell loans in the future at an agreed upon price ("pre-funding"). The Company has basis risk on certain variable rate loans it sells where the customer and investor rates are based upon different indices and adjust at varying intervals.

  At December 31, 1997, the Company operated out of 211 branch offices and was doing business in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the United Kingdom.

  The following table shows the Company's originations and portfolio balances for the three years ended December 31, 1997:

                   ORIGINATIONS AND SERVICED LOAN PORTFOLIO
                            (DOLLARS IN THOUSANDS)

                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------------------------
                                       1997                             1996                            1995
                          -------------------------------  -------------------------------  ------------------------------
                             ORIGINATIONS                     ORIGINATIONS                     ORIGINATIONS
                          -------------------              -------------------              -------------------
                                      NUMBER   SERVICED                NUMBER   SERVICED                NUMBER   SERVICED
                                        OF       LOAN                    OF       LOAN                    OF       LOAN
                            AMOUNT     LOANS   PORTFOLIO     AMOUNT     LOANS   PORTFOLIO     AMOUNT     LOANS  PORTFOLIO
                          ----------  ------- -----------  ----------  ------- -----------  ----------  ------- ----------
Home Equity Loans.......  $5,926,252  152,554 $11,430,392  $4,150,992  104,519 $ 8,230,776  $2,885,044   67,828 $5,751,677
% of Total..............        76.0%                69.3%       72.9%                67.5%       75.5%               66.7%
Commercial Loans........     728,961    1,650   2,694,640     635,498    1,769   2,282,384     440,728    1,461  1,907,050
% of Total..............         9.3%                16.3%       11.2%                18.7%       11.5%               22.1%
Student Loans...........     582,294  163,350   1,590,791     458,459  168,837   1,203,739     369,129  139,946    845,501
% of Total..............         7.5%                 9.7%        8.0%                 9.9%        9.7%                9.8%
Auto Loans..............     563,507   54,383     778,121     448,105   45,124     475,533     128,070   13,141    117,239
% of Total..............         7.2%                 4.7%        7.9%                 3.9%        3.3%                1.4%
                          ----------  ------- -----------  ----------  ------- -----------  ----------  ------- ----------
 Totals.................  $7,801,014  371,937 $16,493,944  $5,693,054  320,249 $12,192,432  $3,822,971  222,376 $8,621,467
                          ==========  ======= ===========  ==========  ======= ===========  ==========  ======= ==========

PENDING MERGER WITH FIRST UNION CORPORATION

  On March 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with First Union Corporation ("First Union") and its wholly owned subsidiary, First Union National Bank ("FUNB"), providing for, among other things, the merger (the "Merger") of a direct, wholly owned subsidiary of FUNB with and into the Company. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of the Company's common stock, no par value (the
"Common Stock"), will be converted into the right to receive that number of validly issued, fully paid and non-assessable shares of First Union's common stock, par value $3.33 1/3 per share, together with the rights issued pursuant to a Shareholder Protection Rights Agreement, dated December 18, 1990, as amended, attached thereto (the "First Union Common Stock"), equal to the result of dividing $34.00 by the Market Price (such quotient, rounded down to four decimal places, the "Exchange Ratio"). The "Market Price" means the average of the per share closing sales price of Parent Stock, rounded to four decimal places, as reported under "NYSE Composite Reports" in The Wall Street
                                                              ---------------
Journal for each of the five trading days in the period ending on the trading
-------
day prior to the Effective Time. At the Effective Time, each outstanding share of the Company's $1.72 Mandatory Convertible Preferred Stock, no par value (the "Preferred Stock"), shall be converted into the right to receive the number of shares of First Union Common Stock equal to the product of the Exchange Ratio and 0.92. If any approval of the holders of the Preferred Stock that may be required in order to deliver First Union Common Stock in exchange therefor shall not be received, then each share of Preferred Stock outstanding at the Effective Time shall instead be converted into the right to receive a share of a new series of First Union convertible preferred stock (the "New First Union Preferred Stock") containing substantially similar terms as the Preferred Stock, as adjusted to reflect the Merger.

  The Merger is intended to constitute a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), and to be accounted for as a purchase. Consummation of the Merger is subject to various conditions, including: (i) approval of the Merger and the Merger Agreement by the requisite vote of the Company's shareholders; (ii) receipt of requisite regulatory approvals and third party consents; (iii) receipt of opinions as to the tax-free nature of the transactions; (iv) listing on the New York Stock Exchange (the "NYSE"), subject to notice of issuance of the First Union Common Stock (and if required, the New First Union Preferred Stock) to be issued in the Merger; and (v) satisfaction of certain other customary closing conditions.

  In his capacity as a shareholder of the Company, Marc J. Turtletaub, Chief Executive Officer of the Company, entered into an option and voting agreement dated as of March 4, 1998 (the "Option Agreement") with First Union pursuant to which Mr. Turtletaub granted First Union an option, that is exercisable following the occurrence of certain contingencies set forth therein, to purchase up to 14,547,261 shares of the Common Stock (approximately 24.9% of the outstanding shares of Common Stock) owned by him at a price, subject to certain adjustments, of $34.00 per share payable in First Union Common Stock. Mr. Turtletaub has also agreed, in his capacity as a shareholder, to vote for the Merger and the other actions contemplated in the Merger Agreement and to vote against any merger (or other transaction involving the sale of a substantial portion of the Company's assets or the Company Common Stock) between the Company and a party other than First Union or an affiliate thereof for a period beginning on March 4, 1998 and ending on the later of (i) 180 days after the Merger Agreement shall have been terminated or (ii) December 31, 1998. Mr. Turtletaub has provided the Company with a copy of the Option Agreement.

HOME EQUITY LOANS

 Overview

  The Company's mortgage lending activities consist of originating, selling and servicing Home Equity Loans. These loans are primarily secured by one to four-family residential properties, including low-rise condominiums, single-family detached homes, single-family attached homes, properties in planned unit developments and mixed use properties. The Company generally does not make Home Equity Loans secured by high-rise condominiums, cooperative residences or other categories of properties that management believes have high levels of risk. Home Equity Loans are made to borrowers for the purpose of refinancing existing mortgage loans, debt consolidation, home improvements, educational expenses and a variety of other purposes. In 1996, the Company began test marketing HELOCs and in 1997 the Company began offering HELOCs to its customers in a majority of states.

  As of December 31, 1997, Home Equity Loans secured by property located in California, New York, Illinois, New Jersey and Pennsylvania accounted for 13.5%, 8.1%, 5.8%, 5.6% and 5.2%, respectively, of the principal amount of Home Equity Loans in the Home Equity Loan serviced loan portfolio. At such date, Home Equity Loans secured by property located in any other jurisdiction represented less than 5.0% of the principal amount of Home Equity Loans in the Home Equity Loan serviced loan portfolio.

 Home Equity Loan Origination

  As of December 31, 1997, the Company's 108 Home Equity Loan origination offices operated in 45 states, the District of Columbia and the United Kingdom. The Company intends to enter remaining geographic markets in the United States as conditions warrant.

  In the United States the Company's Home Equity Loan division is centrally organized with its administrative, underwriting and servicing operations based in Sacramento, California, with local offices generally located in major metropolitan areas. In the United Kingdom, the Company's Home Equity Loan division is also centrally organized with all operations based in London. Applications for Home Equity Loans typically are received by telephone directly from the public or through independent mortgage brokers. The Company also originates Home Equity Loans in the United States and for the most part, in the United Kingdom by purchasing them from other originators or holders ("Wholesale Loans"). Wholesale loans accounted for approximately 43%, 29% and 19%, for the years ended December 31, 1997, 1996 and 1995, respectively.

  The entire application and approval process for Home Equity Loans, other than Wholesale Loans, is generally conducted by telephone. A loan officer is responsible for completing, evaluating and processing the loan application of a prospective borrower based on information obtained from the borrower or mortgage broker and verified with third parties. Although some applications are approved in branch offices, substantially all loan applications are approved by a loan underwriter in Sacramento. Loan officers are trained to structure loans that meet the applicant's needs, while satisfying the Company's lending guidelines. If an applicant does not meet the guidelines for the loan for which an application has been submitted, a different loan that better suits the applicant's needs may be suggested to the applicant.

  The Company originates Home Equity Loans to borrowers with credit histories and income deemed satisfactory by management who indicate the ability to repay their loan. Management supports two main origination policies. The primary and initial origination policy is to analyze the applicant's creditworthiness (i.e., a determination of the applicant's ability to repay the loan). Creditworthiness is assessed by examining a number of factors, including calculating a debt-to-income ratio, which is the sum of the borrower's normal monthly expenses divided by the applicant's monthly income before taxes and other payroll deductions (the "Gross Debt Ratio"), examining the applicant's credit history through standard credit reporting bureaus, and by checking the applicant's payment history with respect to existing mortgages, if any, on the property.

  The second origination policy for Home Equity Loans other than Home Improvement Loans and certain HELOCs is a determination of the ratio (the "Combined Loan-to-Value Ratio") that all mortgages existing on the property (including the loan applied for, less any premiums for credit life or disability insurance which are financed) bear to the appraised value of the property securing such loan at the time of origination. Combined Loan-to-Value Ratio guidelines are established depending on the type of loan and creditworthiness of the borrower. For Home Equity Loans, the Company generally confirms the value of the property to be mortgaged by appraisals (which in certain cases may be "drive-by" appraisals) performed by independent appraisers or by acceptable alternative valuation techniques. For Home Improvement Loans and certain HELOCs, the loan-to-value determination includes the costs of improvement in the value of the property.

  The Company has several procedures which it uses to verify information obtained from an applicant. The applicant's outstanding balance and payment history on any mortgage may be verified by calling the mortgage lender. If the mortgage lender, if any, cannot be reached by telephone or will not verify this information, the Company attempts to verify the information using other methods. In order to verify an applicant's employment status, the Company will obtain from the applicant either recent tax returns or other tax forms (e.g., W-2 Forms) and current pay stubs and the Company may telephone the applicant's employer or obtain written verification from the employer. Further, the Company will not close a Home Equity Loan prior to receiving evidence that the property securing the loan is insured. A title search is ordered to verify the vesting of title to the mortgaged property, along with the existence of any mortgages, tax or other liens that have been levied on the property, to assure that the lien priority will be as represented by the borrower.

  Most Home Equity Loans originated by the Company are scheduled to amortize over their terms. The Company may also collect nonrefundable points, late charges and various fees in certain states in connection with its Home Equity Loans. Other fees charged, where allowable, include those related to credit reports, lien searches, title insurance and recordings, prepayment fees and appraisal fees. Home Equity Loans have original terms of up to 40 years. Because of prepayments, it is expected that Home Equity Loans will have shorter actual lives than their original terms to maturity.

  The maximum amount that the Company will lend is determined by evaluating a number of factors, including the applicant's ability to repay the loan, the value of the borrower's equity in the real estate and the ratio of such equity to the home's value.

  The Company also originates Wholesale Loans through an indirect lending program with independent brokers and mortgage bankers. These loans are underwritten by the Company using the same criteria applied to loans originated by the Company. Brokers and mortgage bankers participating in this program must satisfy certain requirements established by the Company pertaining to experience, size of business and various licenses and approvals.

  The Company began making FHA Title I Loans in 1990 and Conventional Home Improvement Loans in 1995. It began making both FHA insured and non-FHA insured loans originated through and purchased from home improvement contractors ("Dealer/Contractor Loans") in 1994. Under current FHA regulations, the maximum amount of an FHA Title I Loan on a single family home is $25,000. Borrowers must use the proceeds of such FHA Title I Loans to improve the property securing the FHA Title I Loan. The underwriting process with respect to Home Improvement Loans other than Dealer/Contractor Loans is substantially similar to the process for Home Equity Loans, except for loans of $15,000 or less, Combined Loan-to-Value Ratios generally are not computed and appraisals are not obtained. If a contractor desires to utilize the Company's financing programs for Dealer/Contractor Loans, it must make application to the Company for approval. All purchased Dealer/Contractor Loan contracts are on forms provided or approved by the Company and each contract purchased is approved in accordance with the Company's guidelines. Where required, property values are generally determined by "drive-by" appraisals. Title insurance is required on some of these loans in first lien position.

  Where state laws permit, the Company has, in some instances, entered into arrangements with insurance carriers pursuant to which the Company offers, as agent for such insurers, credit life and accident and health coverage to its Home Equity Loan borrowers. If an insurance policy is purchased, the cost to the borrower of the policy is generally financed as part of the loan. The Company receives a commission based on the insurance policy's premium and remits the premium net of commissions to the sponsoring insurance carrier. The Company occasionally receives a premium for reinsuring a portion of the credit life and accident and health insurance offered to its borrowers. The purchase of insurance is not a prerequisite to loan approval. Premiums and commissions on credit life and accident and health insurance coverage vary from state to state. For financial reporting purposes, insurance commissions received are deferred and recognized over the life of the insurance policy.

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

  Through December 31, 1997, the Company has completed offerings of Home Equity Loan Asset-Backed Securities aggregating $16.5 billion. In 1997, $5.6 billion of Home Equity Loans were sold in Home Equity Loan Asset-Backed Securities and $228.0 million of Home Equity Loans were sold in whole loan sales. The Home Equity Loan Asset-Backed Securities represent undivided beneficial ownership interests in pools consisting of loans originated by the Company which have been sold by the Company to an independent trust, or debt instruments issued by independent trusts. The principal and part of the interest payments on such loans are remitted by the Company, as the servicer of the loan pool, to the trust and then passed from the trust to investors in the Asset-Backed Securities. As a result of the credit enhancements described below, in general, the primary risk to investors in Asset-Backed Securities is the risk that loans underlying the Asset-Backed Securities will be prepaid at a rate other than as expected, thereby changing the rate at which an investor's principal is repaid. In senior subordinated structures, subordinated tranches have a greater degree of risk of loss attributable to defaults than in structures involving third-party insurance.

  Each issue of Home Equity Loan Asset-Backed Securities sold to investors has received an investment grade rating from Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc. ("S&P"), Duff & Phelps Credit Rating Co. ("Duff") or Fitch IBCA Inc. ("Fitch"). Asset-Backed Securities provide an important source of liquidity for the Company, and the Company intends to continue to sell Home Equity Loans through sales of Asset-Backed Securities.

  The investors' protection from losses is generally provided by various structuring mechanisms which include combinations of cash deposits, subordination accounts and credit enhancement provided by third parties. In some structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and credit enhancement provided by third parties. At December 31, 1997 and 1996, the Company had $132.0 million and $113.6 million respectively, of short-term cash investments held in restricted interest-bearing accounts to protect investors from losses. In addition, advances in connection with subordination accounts of $379.5 million and $225.1 million at December 31, 1997 and 1996, respectively, are included in interest-only strip receivables. In senior subordinated structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and in some cases the limited guarantee of the Company. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

 Delinquencies and Collections

  Unless circumstances dictate otherwise, collection efforts begin when an account is over 15 days past due, at which time the Company attempts to contact the borrower to determine the reason for the delinquency and obtain payment to bring the account current. If not successful in obtaining payment a determination of the reasons for the borrower's inability to make payments is made by the Company to proceed with the appropriate collection strategy. If the borrower is experiencing temporary difficulty in making timely payments, the Company may not require the loan to be brought fully current on a contractual basis and will accept a payment plan to bring the account current in the near future. Under certain circumstances, the Company will treat as current, an account which is in contractual arrears but where the borrower has established a recent record of timely and consistent payments. This modification/cure policy does not forgive interest or affect the future application of payments.

  When a loan is contractually more than 90 days (four payments) past due, the facts surrounding the delinquency are reviewed. The underlying property may be reappraised and the results evaluated by the Company to determine a loss mitigation strategy. Such loss mitigation strategy may include foreclosure on the underlying property.

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

  At December 31, 1997, the Home Equity Loan real estate owned portfolio, which is carried at the lower of carrying value or fair value less estimated cost to sell, was $1.9 million. In addition, at December 31, 1997, the Company serviced $57.8 million of real estate owned by trusts in connection with Asset-Backed Securities. These amounts may include any senior mortgage balance, delinquent senior mortgage payments and other advances made on the property.

  The following table illustrates the Company's delinquency and charge-off experience with respect to Home Equity Loans:

                                                       HOME EQUITY LOAN
                                                       DELINQUENCIES AND
                                                          CHARGE-OFFS
                                                    AS OF AND FOR THE YEARS
                                                      ENDED DECEMBER 31,
                                                    -------------------------
                                                     1997     1996     1995
                                                    -------  -------  -------
                                                    (DOLLARS IN THOUSANDS)
   30-59 days past due.............................    1.53%    1.31%    1.76%
   60-89 days past due.............................    0.81%    0.81%    0.68%
   90+ days past due...............................    4.38%    3.83%    2.42%
   Loans charged-off, net.......................... $58,739  $37,039  $24,205
   Loans charged-off, net, as a percentage of the
    Home Equity Loans in the serviced loan
    portfolio at year end..........................    0.51%    0.45%    0.42%

 Repurchase Obligations

  For certain whole loan sales prior to 1993, the Company is committed to repurchase from investors any such loans that become 90 days (four payments) past due or more. This obligation is subject to various terms and conditions, including, in some instances, a limitation on the amount of loans that may be required to be repurchased in any given year. Based on the Company's repurchase obligations contained in certain of these loan sale contracts and management's estimates of the lives of the underlying portfolios, management believes that there were $40.2 million of Home Equity Loans at December 31, 1997, which the Company may be required to repurchase in the future should such loans become 90 days past due.

  The amount of Home Equity Loans repurchased during the years ended December 31, 1997, 1996, and 1995, were $4.2 million, $7.0 million, and $9.1 million, respectively. At December 31, 1997 and 1996, the Company owned $15.3 million and $24.4 million, respectively, of Home Equity Loans which had been repurchased from investing institutions because such loans had become at least 90 days (four payments) past due. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMMERCIAL LOANS

 Overview

  In 1979, the Company received authorization from the SBA to make SBA Loans. Based upon SBA-compiled statistics, during each of the last 15 SBA fiscal years the Company has originated a greater principal amount of SBA Loans than any of the approximately 12,000 banks, savings and loan associations and non-bank lenders that have participated in the SBA program.

  Commercial Loans originated by the Company may be used for owner/user real estate acquisition, construction, renovation, expansion, land and site improvements, acquisition and installation of machinery and equipment and the interest on interim financing. Although the Company intends to increase the number of Small Business Loans it originates, currently, 94% of the Commercial Loans in the Company's serviced loan portfolio are comprised of SBA Loans.

  As of December 31, 1997, Commercial Loans originated in California, Arizona, Texas, Colorado and New Jersey accounted for 31.2%, 7.7%, 6.0%, 5.9% and 5.1% respectively, of the principal amount of Commercial Loans in the serviced loan portfolio. At such date, Commercial Loans originated in any other jurisdiction represented less than 5.0% of the principal amount of the Commercial Loans in the serviced loan portfolio.

 Commercial Loan Origination

  As of December 31, 1997, the Company's 57 Commercial Loan origination offices operated in 49 states and the District of Columbia.

  The Company maintains its national Commercial Loan administrative office in Sacramento, California. Commercial Loans are originated through retail sales offices, organized into seven regions reporting to regional management offices, through the use of brokers and through relationships developed with franchisors. Activities at the local and regional level include business development and loan closing. Activities at the national level include marketing, credit approval, quality control, document preparation, loan servicing and secondary market sales.

  In 1997, approximately 89% of the Company's Commercial Loan originations were SBA Loans consisting of first mortgages for the purchase or finance of commercial real estate, general business loans for business acquisitions, equipment purchases, working capital or debt refinancing.

  All Commercial Loans originated by the Company are evidenced by floating rate notes which adjust quarterly, require payment monthly and are scheduled to amortize fully over their stated term. SBA Loans originated by the Company have terms ranging from seven to 25 years depending upon the use of proceeds, with an average term of approximately 22 years. Generally, seven-year loans are made for working capital, ten-year loans for equipment and 25-year loans for real estate. Small Business Loans originated by the Company have terms ranging from seven years to 30 years with an average term of approximately 25 years.

  Loan officers in the Company's national offices in Sacramento evaluate the applicant's financial statements, credit reports, business reports and plans and other data to determine if the credit and collateral satisfy the Company's standards as to historic debt service coverage, reasonableness of projections, strength of management and sufficiency of secondary repayment and, if applicable, the SBA's eligibility rules. Recommended applications are then forwarded to a credit manager or senior credit officer for approval. In accordance with SBA lending rules, all potential loans are considered first under the Company's conventional loan programs, and only if they do not qualify for conventional financing are they then considered under SBA programs. Loans made pursuant to the SBA Preferred Lender Program (described below) do not require further SBA approval. All other applications for SBA Loans are submitted to the appropriate district SBA office for approval. Prior to funding, any real property to be taken as primary collateral is appraised by independent appraisers.

 SBA Program

  The SBA administers three levels of lender participation in its general business loan program, pursuant to Section 7(a) of the Small Business Act of 1953, as amended, and the rules and regulations promulgated thereunder (the "Small Business Act"). Under the first level of "Section 7(a)" lender participation, commonly known as the Guaranteed Participant Program, the lender gathers and processes data from applicants and forwards it, along with its request for the SBA's guaranty, to the local SBA office. The SBA then completes an independent analysis and makes its decision on the loan application. SBA turnaround time on such applications can vary greatly, depending on its backlog of loan applications.

  Under the second level of lender participation, known as the Certified Lender Program, the "Certified Lender" gathers and processes the application and makes its request to the SBA, as in the Guaranteed Participant Program procedure. The SBA then performs a review of the lender's credit analysis on an expedited basis, which is generally completed within three working days. The SBA generally requires that lenders originate loans meeting certain portfolio quality and volume criteria before authorizing lenders to participate as Certified Lenders. Authorization is granted on an SBA district by district basis.

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

 SBA Guarantees

  Until October 12, 1995, under the Guaranteed Participant and the Certified Lender Programs, for loans of $155,000 or less the SBA guaranteed up to 90% of the principal amount, and for loans in excess of $155,000 with terms of less than 10 years the SBA guaranteed up to 85% of the principal amount. For loans in excess of $155,000 with terms greater than 10 years, the maximum guaranty was 75% of the principal amount. Under the Preferred Lender Program, the maximum guaranty was 70%.

  After October 12, 1995, under the Guaranteed Participant and the Certified Lender Programs, for loans of $100,000 or less the SBA guarantees up to 80% of the principal amount; all other loans have a maximum guaranty of up to 75%. The SBA's maximum guaranty per borrower under all three programs is $750,000, with certain exceptions. In the event of a default by the borrower, any losses resulting therefrom are shared pari passu between the Company and the SBA. If the SBA establishes that any resulting loss is attributable to substantial deficiencies in the manner in which the loan was originated, documented or funded by the Company, the SBA may seek recovery of funds from the Company.

  Due to federal budgetary constraints in 1995, the SBA had imposed a maximum loan size for SBA Loans of $500,000 from January 1 through October 12, 1995. The Company reviewed alternatives to address the effects of that change and, as a result, made some companion Small Business Loans, in conjunction with SBA Loans, when borrower needs exceeded $500,000. Effective May 5, 1997, the SBA again imposed a maximum loan size for SBA Loans of $500,000. This maximum loan size was imposed because of the impact high national demand for SBA Loans was having on the SBA's budget at that time. A revised analysis of funding by the SBA led to the lifting of the limitation on June 4, 1997. To date, such limitations have not had a material effect on the Company's volume of SBA Loan originations.

 Commercial Loan Servicing and Sales

  The Company sells and services substantially all the Commercial Loans it originates. Servicing includes collecting payments from borrowers and remitting payments to investors (including, with respect to the guaranteed portion of SBA Loans, to the FTA (defined below)), accounting for principal and interest, contacting delinquent borrowers and supervising loan liquidations. The Company's quality control staff reviews loan files to confirm that the loans are originated and maintained in accordance with its requirements and applicable SBA regulations. The Company typically conducts field visits to each borrower's place of business at least once during the year the loan is made and once again within 24 months thereafter.

  The Company sells the guaranteed portion of its SBA Loans individually and sells the unguaranteed portion of the SBA Loans and its Small Business Loans in the form of Asset-Backed Securities. The Company generally sells its individual guaranteed portions of SBA Loans to financial institutions or broker-dealers for their investment or resale. Investors in the guaranteed and unguaranteed portions of SBA Loans and the Company (with respect to any portion retained) share ratably in all principal collected from the borrowers with respect to the SBA Loans.

  SBA Loans are written at a variable rate of interest which generally is limited to a maximum of 275 basis points over the lowest prime lending rate published in The Wall Street Journal adjusted on the first day of each
             -----------------------
calendar quarter. The guaranteed portions of SBA Loans are converted by the SBA to registered government-guaranteed certificates and the certificates are sold to investors to yield a variable rate that adjusts relative to the prime rate. SBA lenders are required to pay a fee to the SBA of 40 basis points per annum on the outstanding balance of the guaranteed portion of all loans sold in the secondary market between September 1, 1993 and October 12, 1995. For SBA Loans approved on or after October 12, 1995 a fee equal to 50 basis points per annum on all SBA Loans is payable.

  The SBA has contracted with Colson Services Corp. to serve as the exclusive Fiscal and Transfer Agent (the "FTA") for the guaranteed portion of SBA Loans sold in the secondary market. The Company collects payments from borrowers and remits to the FTA amounts due to investors. The FTA then remits such amounts to the investors and administers the transfer of SBA-guaranteed interests of SBA Loans from one investor to another.

  Through December 31, 1997, the Company had sold $762.0 million of the unguaranteed portions of SBA Loans and $198.0 million of Small Business Loans in the form of Asset-Backed Securities. Such Asset-Backed Securities represent beneficial ownership interests in a trust consisting primarily of the right to receive payments and other recoveries attributable to a pool of such Commercial Loans. The principal and interest payments attributable to these certificates are remitted by the Company, as the servicer of the loan pool, to the trust and then passed from the trust to the investors in such Asset-Backed Securities.

  The Company's credit enhanced Commercial Loan Asset-Backed Securities have all received an investment grade rating from Moody's and Duff. Asset-Backed Securities provide an important source of liquidity for the Company, and the Company intends to continue to offer Commercial Loan Asset-Backed Securities.

  The investors' protection from losses is generally provided by structuring mechanisms and cash deposits. At December 31, 1997 and 1996, the Company had $37.4 million and $25.6 million, respectively, of short-term cash investments held in restricted interest-bearing accounts to protect investors from losses in SBA Loan Asset-Backed Securities. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Delinquency and Collections

  As a general matter, when an SBA Loan becomes 75 days past due, the Company initiates procedures that may result in the SBA purchasing the guaranteed portion from the holder of the defaulted loan. The SBA will pay the guaranteed portion of the principal balance, together with accrued interest covering a period generally not to exceed 120 days. The Company's collection officers contact delinquent borrowers and continue to maintain contact until the loan is brought current or is liquidated. Generally, after a Commercial Loan becomes 90 days delinquent, the Company delivers a demand notice and begins the process of workout, foreclosure and liquidation.

  At December 31, 1997, the Commercial Loan real estate owned portfolio, which is carried at the lower of carrying value or fair value less estimated cost to sell, was $1.1 million. In addition, at December 31, 1997, the Company serviced $9.5 million of real estate owned by trusts in connection with Commercial Loan Asset-Backed Securities.

  The following table shows the Company's delinquency and charge-off experience with respect to Commercial Loans:

                                                   COMMERCIAL LOAN DELIQUENCIES
                                                          AND CHARGE-OFFS
                                                   AS OF AND FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                   -------------------------------
                                                     1997       1996       1995
                                                   ---------  ---------  ---------
                                                      (DOLLARS IN THOUSANDS)
   30-59 days past due...........................       0.65%      1.08%      1.01%
   60-89 days past due...........................       0.41%      0.60%      0.35%
   90+ days past due.............................       4.73%      4.21%      3.97%
   Unguaranteed portion of Commercial Loans in
    the serviced loan portfolio..................  $ 830,431  $ 627,563  $ 437,829
   Loans charged-off, net........................  $   2,401  $   2,553  $   1,732
   Loans charged-off, net, as a percentage of the
    unguaranteed portion of the Commercial Loans
    in the serviced loan portfolio at year end...       0.29%      0.41%      0.40%

STUDENT LOANS

 Overview

  The Company was authorized in 1984 by the United States Department of Education (the "DOE") to make Student Loans under the Higher Education Act. As of December 31, 1997, Student Loans originated in California, Florida, Texas, New Jersey and New York accounted for 31.0%, 18.7%, 13.1%, 8.0% and 6.2% respectively, of the principal amount of the Student Loans in the serviced loan portfolio. At such date, Student Loans originated in any other jurisdiction represented less than 3.0% of the principal amount of Student Loans in the Student Loan serviced loan portfolio.

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

  Currently the borrower's interest rate for both subsidized and unsubsidized Stafford Loans made on or after July 1, 1995 is a variable rate of 250 basis points over the 91-day T-bill rate during deferral periods, rising to 310 basis points over the 91-day T-bill rate during the loan repayment phase, with a maximum rate to the borrower of 8.25% per annum. For both subsidized and unsubsidized Stafford Loans made on or after July 1, 1995 the lender's yield is 250 basis points over the 91-day T-bill rate during deferral periods, but rises to 310 basis points over the 91-day T-bill rate during the loan repayment phase. However, there is language in the Higher Education Act (the "HEA") that will change the borrower interest rate for both subsidized and unsubsidized Stafford loans to a variable rate equal to the bond equivalent rate of the securities with a comparable maturity as established by the Secretary of Health, Education and Welfare (the "Secretary") plus 100 basis points for both the deferral and repayment phases of the loan period, with a maximum rate to the borrower of 8.25%, for all student loans initially disbursed on or after July 1, 1998. It is unclear whether such rate calculation will be implemented and it is uncertain at this time what substitute rate calculation, if any, might be adopted. The Company believes that the language in the HEA, if left unchanged, could materially affect the result of operations of the Student Loan division. The Company is actively pursuing legislative remedies to effect a change to the HEA.

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

  Stafford Loans ("Subsidized Stafford Loans") are available to eligible dependent or independent students who can demonstrate financial need and thus qualify for the federal subsidy of interest which characterizes this loan type. Stafford Loans ("Unsubsidized Stafford Loans") are available to students who cannot demonstrate sufficient financial need to qualify for the in-school interest subsidy paid by the DOE on Subsidized Stafford Loans. The DOE pays the interest on a Subsidized Stafford Loan to the lender or other holder of the loan until the student is obligated to make principal payments. In all other respects, Subsidized and Unsubsidized Stafford Loans are the same. Interest that accrues on Unsubsidized Stafford Loans while the borrower is in school (or during certain grace and deferral periods) is either periodically paid by the borrower or deferred and added (capitalized) to the principal balance of the loan.

  SLS Loans were available until July 1, 1994, to eligible independent students who did not meet the financial need tests for Stafford Loans. The interest rate for both the borrower and the lender is 310 basis points over the 52-week T-bill, adjusted annually, effective July 1 of each year. In no event is the borrower required to pay more than 11% per annum. If the lender's guaranteed interest rate exceeds the borrower's maximum interest rate, the DOE pays the difference to the lender subject to certain adjustments. Students are obligated to begin repaying SLS Loans upon disbursement unless an in-school deferral is requested. Almost all students requested and received such a deferral. If the borrower requested and was granted a deferral of the repayment obligation, interest on an SLS Loan accrues during the deferral period and is capitalized as a part of the principal of the loan until the student is obligated to begin monthly amortization. Deferred interest is capitalized by the Company and included in the insured principal amount by the guarantee agencies.

  PLUS Loans are available to parents of eligible dependent undergraduate students. The interest rate characteristics of PLUS Loans are the same as those of SLS Loans, except the interest rate cap was 10% for PLUS Loans made prior to July 1, 1993 and is 9% thereafter. However, there is language in the HEA that will change the borrower interest rate for the PLUS loans to a variable rate equal to the bond equivalent rate of the securities with a comparable maturity as established by the Secretary, plus 210 basis points for the loan period, with a maximum rate to the borrower of 9.0%, for all Plus Loans initially disbursed on or after July 1, 1998. It is unclear whether such rate calculation will be implemented and it is uncertain at this time what substitute rate calculation, if any, might be adopted. The Company believes that the language in the HEA, if left unchanged, could affect the results of operations of the Student Loan division. As indicated above, the Company is actively pursuing legislative remedies to effect a change to the HEA. Parents of the students are obligated to begin repaying PLUS Loans upon disbursement. If the borrower requests and is eligible for a deferral of the repayment obligation, the interest on a PLUS Loan accrues during the deferment period and is capitalized as part of the loan until the parent is obligated to begin monthly amortization. Deferred interest is included in the insured principal amount by the guarantee agencies.

  Consolidation Loans are available to eligible borrowers of Stafford Loans, SLS Loans and PLUS Loans and other federally guaranteed loans (each an "Underlying Federal Loan"). Subject to the satisfaction of certain conditions set forth in the HEA, each holder of a Consolidation Loan will be entitled to the same guaranteed and federal reinsurance arrangements as are available on Stafford Loans, SLS Loans and PLUS Loans. Consolidation Loans originated before November 13, 1997 bear interest at a rate per annum equal to the weighted average of the interest rates on the Underlying Federal Loans (rounded up to the nearest whole percent). The Emergency Student Loan Consolidation Act of 1997 (the "Emergency Act") amended the HEA to allow lenders under the Federal Family Education Loan Program to make Consolidation Loans that include loans under the Federal Student Loan Program ("FSLP"). Lenders may only consolidate FSLP loans based on Consolidation Loan applications received from November 13, 1997 through September 30, 1998 (the "Emergency Period"). Except for the portion of a Consolidation Loan attributable to certain underlying loans, the interest rate on Consolidation Loans made based on applications received during the Emergency Period is a variable interest rate set at the bond equivalent yield on the 91-day T-bills auctioned on the final auction held prior to the preceding June 1, plus 3.10% (subject to an 8.25% cap). This new rate applies for the life of any such Consolidation Loan.

  The Emergency Act changed the interest subsidy provisions applicable to Consolidation Loans made based on applications received during the Emergency Period. The Secretary will make interest subsidy payments on the portion of such Consolidation Loans that repay Subsidized Stafford Loans. For Consolidation Loans made based on applications received after September 30, 1998, the Secretary will not make interest subsidy payments except on loans which consolidate only Subsidized Stafford Loans (same interest subsidy provision existing prior to the Emergency Act). The Emergency Act does not change the special allowance provisions applicable to Consolidation Loans or the repayment requirements. In general, a borrower must repay each Consolidation Loan in scheduled monthly installments over a period from 10 to 30 years, depending on the original principal amount of such Consolidation Loan. Repayment of a Consolidation Loan must commence within 60 days after disbursement of the proceeds to the holders of Underlying Federal Loans, thereby discharging the liability of the borrower thereon.

 Student Loan Guarantees

  The payment of principal and interest on all Stafford Loans, Consolidation Loans, SLS Loans and PLUS Loans is guaranteed by agencies approved by the DOE. With respect to loans originated prior to October 1, 1993, the loans are fully guaranteed against losses due to default, death, disability and bankruptcy; with respect to loans originated on or after October 1, 1993, only 98% of the principal amount and interest of each loan is guaranteed. Such guarantee agencies are, in turn, reinsured for loss by the federal government. The federal guarantee of Student Loans is contingent upon compliance with a variety of due diligence regulations concerning the origination and servicing of Student Loans.

 Student Loan Origination

  At December 31, 1997, the Company was marketing Student Loans in 42 states and the Commonwealth of Puerto Rico through 8 offices. With the exception of the Company's Student Loan operations center in Sacramento, California, these offices are data entry offices out of which marketing and customer service personnel operate. The Company intends to enter additional geographic markets as conditions warrant.

  Maximum loan amounts, interest rates, terms and conditions and eligibility all are determined by the DOE and are the same for all lenders. Prior to funding, each application is guaranteed by the appropriate guarantee agency. All loan applications are reviewed for compliance with federally mandated eligibility criteria and completeness.

 Student Loan Servicing and Sales

  The Company originates Student Loans up to the maximum amount allowed under each particular program, depending upon borrower eligibility. The loans may be used for educational expenses only; generally, the loan proceeds checks are made payable jointly to the student (or, in the case of PLUS Loans, to the parent) and the school. The Company primarily targets students attending four-year colleges and universities.

  The Company currently sells Student Loans through the issuance of Asset-Backed Securities to financial institutions and retains the right to service the loans it originates. Servicing, often through sub-servicers, includes collecting payments from borrowers, remitting payments to investors, accounting for principal and interest, contacting delinquent borrowers and arranging for repayment.

  The Company generally services the loans on behalf of investors during the initial payment deferral period and has contracted with the Pennsylvania Higher Education Assistance Agency, AFSA Data Corporation and Great Lakes Higher Education Servicing Corporation to service the loans during their repayment phase. Prior to selling Student Loans, the Company warehouses them pursuant to a financing arrangement. See "Loan Funding and Borrowing Arrangements" below.

  Through December 31, 1997, the Company has sold $1.8 billion of Student Loans in the form of Asset-Backed Securities. The Student Loan Asset-Backed Securities represent notes issued by and beneficial ownership interests in trusts consisting primarily of the right to receive payments and other recoveries attributable to a pool of Student Loans. The principal and interest payments attributable to these securities are remitted by the Company, as the servicer of the loan pool, to the trusts and then passed from the trusts to investors.

  As a result of various credit enhancements, including insurance provided by third parties, each issue of credit enhanced Student Loan Asset-Backed Securities sold to investors has received a rating of Aaa from Moody's and AAA from S&P. Student Loan Asset-Backed Securities provide an important source of liquidity for the Company and the Company intends to continue to sell Student Loans through sales of Asset-Backed Securities.

DISCONTINUED OPERATIONS--AUTO LOANS

 Overview

  From 1995 to January 21, 1998, the Company was in the business of originating loans to provide financing to non-prime borrowers for the purpose of purchasing new and used cars, minivans, vans and light trucks. The Company decided to close the Auto Finance division as part of the Company's overall strategy to focus on more profitable areas of lending. As a result, the Auto Finance division is treated as a discontinued operation for financial reporting purposes. The Company will continue to service the existing auto loan portfolio as the loans pay off.

  As of December 31, 1997, Auto Loans originated in California, Illinois, Texas, Georgia, and Florida accounted for 20.6%, 8.3%, 7.5%, 6.8% and 5.8% respectively, of the principal amount of Auto Loans in the serviced loan portfolio. At such date, Auto Loans originated in any other jurisdiction represented less than 2.9% of the principal amount of the Auto Loans in the serviced loan portfolio.

 Auto Loan Servicing and Sales

  The Company sold Auto Loans through the issuance of Asset-Backed Securities. The Company retained the right to service loans it originated.

  Servicing and administrative activities were tailored to non-prime credits. In servicing Auto Loans, the Company: (i) collects payments; (ii) remits payments to investors; (iii) accounts for and posts all payments received;
(iv) responds to borrower inquiries; (v) takes all necessary action to maintain the security interest granted in the financed vehicle; (vi) investigates delinquencies and communicates with the borrower to obtain timely payments; (vii) reports interest information to the borrower; (viii) monitors the contract and its related collateral; and (ix) when necessary, repossesses and disposes of the financed vehicle.

  Through December 31 1997, the Company sold $1.1 billion of Auto Loans in the form of Asset-Backed Securities. The Auto Loan Asset-Backed Securities represent individual beneficial ownership interests in a pool consisting of Auto Loans originated by the Company which have been sold to a trust. The principal and interest payments attributable to these certificates are remitted by the Company, as the servicer of the loan pool, to the trust and then passed from the trust to the investor.

  The Auto Loan Asset-Backed Securities all received a rating of Aaa from Moody's and AAA from S&P. Auto Loan Asset-Backed Securities provided an additional source of liquidity for the Company. The investors' protection from losses is generally provided by structuring mechanisms which include combinations of cash deposits and credit enhancement provided by third parties. At December 31, 1997 and 1996, the Company had $26.2 million and $22.5 million, respectively, of short-term cash investments held in restricted interest-bearing accounts to protect investors from losses in Auto Loan Asset-Backed Securities. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

 Delinquency Control and Collections

  The Company or its agent contacts borrowers for first payment delinquencies commencing 5 days after the borrower's due date and 10 days after the due date for subsequent payments. Contacts continue until payment has been received. Under certain circumstances, the Company will treat as current an account which is in arrears but meets certain criteria. This policy does not forgive interest but could extend the maturity of the loan.

  The Company's collection personnel generally review any account that becomes 15 days delinquent to assess collection efforts to date and to refine, if necessary, collection strategy. Together with senior management, collection personnel generally design a collection strategy that includes a specific deadline within which the obligation must be collected. Accounts that have not been collected during such period are again reviewed, and unless there are specific circumstances which warrant further collection efforts, the account is assigned to outside agencies for repossession of the financed vehicle. Repossessed vehicles are generally resold through wholesale auctions, which are attended principally by Dealers. Regardless of the actions taken or circumstances surrounding a specific delinquent account, any account which reaches 150 days of delinquency is charged-off and the borrower is pursued, subject to legal limitations, for both the collateral and the deficiency.

  At December 31, 1997, the Company serviced $14.1 million of repossessed inventory owned by trust in connection with Asset-Backed Securities.

  The following table illustrates the Company's delinquency and charge-off experience with respect to Auto Loans:

                                                 AUTO LOAN DELINQUENCIES
                                                     AND CHARGE-OFFS
                                              AS OF AND FOR THE YEARS ENDED
                                                      DECEMBER 31,
                                             ----------------------------------
                                                1997         1996       1995
                                             -----------  ----------  ---------
                                                 (DOLLARS IN THOUSANDS)
   30-59 days past due......................        8.75%       2.15%     1.60%
   60-89 days past due......................        2.40%       0.47%     0.15%
   90+ days past due........................        1.15%       0.41%     0.04%
   Loans charged-off, net................... $    40,466  $    7,474  $    290
   Loans charged-off, net, as a percentage
    of the Auto Loans in the serviced loan
    portfolio at year end...................        5.20%       1.57%     0.25%

  The Company began originating Auto Loans in 1995 and discontinued operations in January, 1998. Therefore, the above results will not be indicative of the portfolio's future performance as it ages.

LOAN FUNDING AND BORROWING ARRANGEMENTS

  The Company pledges loans to secure available warehouse lines of credit. Warehouse lines are paid down when the Company receives the proceeds from the sale of the loans.

  At December 31, 1997, the Company had credit facilities for warehousing loans totaling $2.5 billion. Outstanding borrowings under these credit lines were approximately $391.6 million with a weighted average interest rate of 6.63% at December 31, 1997. The Company is not required to maintain compensating balances or forward sales commitments under these facilities, which generally mature on a periodic basis and are renewable at the lender's discretion.

  In addition, at December 31, 1997, the Company had outstanding $825.0 million of unsecured senior notes and $250.0 million of subordinated unsecured notes, (collectively, the "Unsecured Notes"), which require principal payments by the Company of $40.0 million in 1998, $190.0 million in 1999, $110.0 million in 2000, $35.0 million in 2001, $475.0 million in 2002 and $225.0 million thereafter. The Unsecured Notes bear interest at rates ranging from
7.30 % to 9.00%, with a weighted average interest rate of 8.21% at December 31, 1997.

  The Company also has an $800.0 million unsecured, revolving credit facility (the "Credit Facility") which expires June 30, 2000. At December 31, 1997, outstanding advances under the Credit Facility were $287.8 million with a weighted average interest rate of 6.36%. This credit facility replaces the $400.0 million unsecured revolving credit facility that would have expired on August 16, 1999.

  Certain of the Company's loan agreements, including the Credit Facility and the agreements pursuant to which the Unsecured Notes were issued (the "Note Agreements"), prohibit Marc Turtletaub and Alan Turtletaub from beneficially owning in the aggregate less than a specified percentage of the outstanding voting stock of the Company, prohibit third parties from beneficially owning more than a specified percentage of the outstanding voting stock of the Company and/or prohibit certain changes in management of the Company. In the case of the Note Agreements, violation of such provisions could require the Company to offer to prepay such Unsecured Notes or could permit the holders of 50% of the outstanding principal amount of any issue of Unsecured Notes to declare all the outstanding Unsecured Notes of such issue immediately due and payable. A default in any of such provisions could also cause defaults under the Credit Facility and other loan agreements. While a majority of the executive officers relevant to such covenants have entered into employment agreements with the Company, there can be no assurance that any or all of such persons will remain employed with the Company. There can be no assurance that Marc Turtletaub and Alan Turtletaub will retain the required percentages of the voting control of the Company necessary to avoid violating such change in control provisions. See "Pending Merger with First Union Corporation."

ADVERTISING AND MARKETING

  Management believes that the Company's Home Equity Loan advertising campaigns have been responsible for generating the majority of the Company's applications for Home Equity Loans. Most of the advertising relating to Home Equity Loans is through television and direct mail. The Company monitors the source of its applications to determine the most advantageous methods and manner of advertising to determine the allocation of its funds for this purpose.

  Hall of Fame baseball player Jim Palmer has been the corporate spokesperson for the Company since 1993. The Company believes that Mr. Palmer is an effective spokesperson.

  Advertising relating to Home Equity Loans features the Company's 24-hour toll-free telephone number 1-800-LOAN-YES. Potential customers in geographic regions served by the Company who call this number are automatically transferred to the office nearest the caller's location or to the Company's centralized Call Centers. The Company also utilizes a network of account executives responsible for originating Home Equity Loans through home improvement contractors, mortgage brokers and bankers. The Company also purchases loans in bulk.

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

  The Company's Student Loan division utilizes a network of Regional Account Executives ("RAE's") to work closely with colleges and universities. Additionally, the RAE's provide borrowers with a variety of written promotional materials through high school and college admissions personnel. The Company also works directly with student and parent borrowers via its toll free telephone number, 1-800 EDUCAID and its home page on the internet at www.educaid.com.
---------------
LOSS ASSUMPTIONS

  The Company provides for credit losses in the calculation of gain on sale of receivables. The calculation is based upon future value of the expected cash flows and includes assumptions relating to credit losses (defaults). These loss assumptions are based upon the present value of the projected future losses estimated on a static pool basis. The Company's charge-off policy is based on a review of each individual receivable.

ALLOWANCE FOR CREDIT LOSSES ON LOANS NOT SOLD

  The Company employs the allowance method for the purpose of providing for credit losses on loans not sold. Provision for credit losses on loans not sold is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover anticipated losses resulting from liquidation of outstanding loans. The allowance for credit loss is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral values. The company's charge-off policy is based on a review of each individual receivable.

  The activity in the allowance for credit losses on loans not sold is summarized as follows:

                                                    AS OF AND FOR THE YEARS
                                                       ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Balance, beginning of year....................  $ 19,895  $ 15,591  $ 14,014
   Provision for credit losses on loans not sold:
     Continuing operations.......................     9,223    14,828    20,222
     Discontinued operations.....................     3,010     2,412       420
   Net loans charged off and reclassification to
    collateral owned.............................   (12,110)  (12,936)  (19,065)
                                                   --------  --------  --------
   Balance, end of year..........................  $ 20,018  $ 19,895  $ 15,591
                                                   ========  ========  ========

REGULATION

 Generally

  The Company's operations are subject to extensive local, state and federal regulations including, but not limited to, the following federal statutes and regulations promulgated thereunder: the Small Business Act, the Small Business Investment Act of 1958, as amended, (the "SBIA"), Title 1 of the Consumer Credit Protection Act of 1968, as amended (including certain provisions thereof commonly known as the "Truth-in-Lending Act" or "TILA"), the Equal Credit Opportunity Act of 1974, as amended (the "ECOA"), the Fair Credit Reporting Act of 1970, as amended (the "FCRA"), Title IV of the HEA, the Fair Debt Collection Practices Act, as amended and the Real Estate Settlement Procedures Act (the "RESPA"). In addition, the Company is subject to state laws and regulations with respect to the amount of interest and other charges which lenders can collect on loans (e.g., usury laws).

  In the judgment of management, existing statutes and regulations have not had a materially adverse effect on the business done by the Company. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon the future business, financial condition or prospects of the Company.

 Home Equity Loans

  Mortgage lending laws in the United States and the United Kingdom generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Most states have usury laws which limit interest rates, although the limits generally are considerably higher than current interest rates that the Company charges. State regulatory authorities may conduct audits of the books, records and practices of the Company's operations. The Company is licensed to do business in each jurisdiction in which it does business and in which such licensing is required and believes it is in compliance in all material respects with these regulations.

  The Company's United States Home Equity Loan origination activities are subject to TILA and Regulation Z promulgated thereunder. TILA contains disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions, in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage or junior mortgage loan on a consumer's primary residence. The Company believes that it is in compliance in all material respects with TILA.

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

  In the United Kingdom, the Company's Home Equity Loan origination operations are subject to, among other requirements, the Unfair Terms, Consumer Contract Regulations of 1994 providing for customer redress of possible unfair loan terms or conditions and Advertising Standard Regulations which govern advertising.

  The Company's involvement in FHA Title I guaranteed lending activities requires compliance with the regulatory and reporting requirements of the FHA. The FHA only guarantees loans that comply with certain rigorous standards.

 Commercial Loans

  SBA Loans are governed by federal statutes (the SBIA) and the regulations promulgated by the SBA and may be subject to regulation by certain states. These federal statutes and regulations specify the types of loans and loan amounts which are eligible for the SBA's guaranty as well as the servicing requirements imposed on the lender to maintain SBA guarantees.

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

  Under the Omnibus Budget Reconciliation Act of 1993, Congress made a number of changes that may affect the financial condition of the entities which guarantee Student Loans. In addition, that legislation greatly expanded the Federal Direct Student Loan Program volume to a target of 60% of Student Loan demand in academic year 1998-1999, which could result in decreasing volumes of Student Loans originated by the Company. For the past three years, the DOE has failed to meet its statutorily prescribed targets for market share. There can be no assurance that such changes will not have an adverse effect on the Company's volume of Student Loan originations or on its ability to securitize the Student Loans it originates due to the potential adverse impact on the Student Loan guarantors. Also see "Student Loans--Student Loan Program Participation". Finally, federal legislation considered from time to time could modify many of the provisions of existing federal laws relating to Student Loans.

COMPETITION

  The businesses in which the Company engages are competitive, with competition occurring primarily on the basis of the type of loan, interest rates and service. Competitors in the financial services business include specialty finance companies, commercial banks, credit unions, thrift institutions, industrial banks, credit card issuers, commercial finance companies, leasing companies and investment banks, many of which have considerably greater financial, technical and marketing resources than the Company. Substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. The Company believes that it competes on the basis of providing competitive rates, prompt, efficient and complete service and organizational efficiency. Other national competitors include Associates First Capital, ContiMortgage Corp., First Plus Financial, Household Financial Services, United Companies, EquiCredit and Beneficial Corp. Competition for the Home Equity Loans varies a great deal across geographic regions. On a local level, banks and smaller independent mortgage companies are a competitive force.

  The Company's major competitors for Commercial Loans vary from region to region and market to market. Its primary competitors are regional banks and non-bank lenders such as AT&T Capital Corp. and Heller First Capital. In addition, state chartered business and industrial development companies offer competition in certain states.

  The origination portion of the student loan industry is becoming increasingly concentrated. Many national and local banks make Student Loans, but few have a focus on Student Loans. The Company's principal national competitors are Citibank, N.A., Bank America Corp., Chase Manhattan Bank, Key Corp., Bank One and Norwest Bank. In addition to competition from other lenders, the Company faces competition from the Federal government. In 1993, Congress authorized a "direct loan program" to be phased in through the 1998-1999 academic year. The Company believes that yet-to-be recognized costs to the federal government may eventually prevent full implementation of the direct loan program. Full implementation of the direct loan program as presently constituted could result in an adverse impact on this part of the Company's business.

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

  The Company has instituted a policy with respect to Commercial Loans and certain of its Home Equity Loans secured by multifamily properties that is designed to protect the Company from environmental risks and liabilities. In the loan origination process for Commercial Loans, the Company's standard commitment letter to be signed by the applicant includes representations that the property is free of contamination from hazardous materials and complies with various other environmental requirements. Questions in the Commercial Loan application designed to elicit possible environmental risks associated with a particular Commercial Loan must be completed by every applicant. Company personnel or designated agents are required to visit, and prepare an analysis of, the site prior to submitting the loan for approval. The site is also reviewed against a computerized, geographically customized selection of federal and state environmental databases in order to determine whether environmentally sensitive activities may have occurred on or near the property. Any site with such indications must be fully investigated and cleared for specific commercial use by environmental professionals and/or appropriate governmental regulators, prior to loan closing. Additionally, if a business operated on or adjacent to the collateral generates hazardous waste, clearance by environmental professionals and/or appropriate governmental regulators is also required. Applicants are also required to indemnify the Company and provide a certificate that the property is free of hazardous waste which would materially affect the prepared use of the property and will remain so during the term of the loan. Additional factors may be evaluated, and requirements imposed, depending upon the findings derived from the above-described procedures and the particular circumstances of the loan or the location of the collateral. All appropriate licenses and permits must be procured by the applicant prior to funding.

  In the liquidation process for Commercial Loans, in addition to the environmental policy described above, before foreclosure is commenced on real property collateral, a determination is made as to whether the collateral is on or adjacent to property where environmentally sensitive activities may have occurred. If that is the case, then a satisfactory environmental site assessment must be obtained prior to foreclosure. Decisions to foreclose upon real property securing SBA Loans and certain Small Business Loans are made in conjunction with the SBA.

  The Company does not have an explicit environmental policy applicable with respect to loans other than Commercial Loans and Home Equity Loans secured by multifamily properties.

EMPLOYEES

  As of December 31, 1997, the Company had 4,412 employees (full-time and part-time), 3,264, 436 and 192 of whom were employed in connection with the Company's Home Equity Loan, Commercial Loan and Student Loan activities, respectively. The remaining 520 employees work in Corporate/Administration. In addition, the Company had 473 employees (full-time and part-time) employed in the Auto Finance division, at December 31, 1997. Most of the Auto Finance division employees were terminated in January 1998 in connection with the closing of that division, except for approximately 110 employees who remain to service the Auto Finance serviced loan portfolio. The Company is not subject to any collective bargaining arrangements. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

  The Company's headquarters are located in Union, New Jersey and in Sacramento, California. The Company occupied approximately 50,000 square feet in Union under a lease expiring in 2000. As of February 28, 1998, the Company occupied approximately 468,000 square feet in Sacramento, primarily in ten office buildings, under several leases expiring at various times through 2001.

  In May 1996, the Company began development of an office building located in West Sacramento, California. It is anticipated that full occupancy of the building will occur in the second quarter of 1998. The 400,000 square foot building will help centralize operations and support additional staff from the anticipated growth of the business.

  Of the Company's 211 branch offices at December 31, 1997, two in New Jersey are owned by the Company. All other offices of the Company are leased pursuant to leases expiring at various dates through 2003. Management believes that its facilities are suitable for its business as presently conducted.

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

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock has been traded on the New York Stock Exchange under the symbol "MON" since December 10, 1997. Prior thereto, the Common Stock was traded on the Nasdaq National Market System under the symbol "MONE". The following table sets forth for the periods indicated the range of the high and low sale prices for the Common Stock. All quotations for 1996 and through December 9, 1997 reflect the price of the Common Stock as quoted on the Nasdaq National Market System. All quotations from and after December 10, 1997 reflect the price of the Common Stock as quoted on the New York Stock Exchange. Such quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                       DIVIDENDS                                   DIVIDENDS
                                       PAID PER                                    PAID PER
1997                      HIGH   LOW     SHARE   1996                 HIGH   LOW     SHARE
----                     ------ ------ --------- ----                ------ ------ ---------
First Quarter........... $30.13 $20.38   $.030   First Quarter...... $27.87 $13.25   $.020
Second Quarter..........  29.00  16.38    .035   Second Quarter.....  28.25  21.00    .025
Third Quarter...........  37.50  28.13    .035   Third Quarter......  26.50  18.50    .025
Fourth Quarter..........  31.88  17.56    .040   Fourth Quarter.....  31.63  25.75    .030

  On February 26, 1998, the Company had approximately 270 holders of record of its Common Stock. The Company believes its Common Stock is beneficially held by in excess of 22,181 shareholders.

  In 1997 and 1996, the Company paid quarterly dividends aggregating $8.1 million and $5.7 million, respectively, on its Common Stock. The Company anticipates continuing its quarterly dividend program. However, The Merge Agreement with First Union restricts the Company's ability to increase its dividend and may affect the timing of dividend payments.

  The Preferred Stock ranks prior to the Common Stock as to the payment of dividends and distribution of assets upon liquidation. The liquidation preference of each share of Preferred Stock is an amount equal to the sum of $26.50 and all accrued and unpaid dividends thereon.

  The Credit Facility and the agreements pursuant to which certain of the Unsecured Notes were issued restrict the ability of the Company and certain of its subsidiaries to pay dividends or to make other distributions and investments. In addition, certain of the Company's warehouse lines incorporate the restrictions contained in the Unsecured Note agreements or otherwise contain similar restrictions. At December 31, 1997, the Company has available $358.5 million for the payment of certain distributions, including dividends, under the most restrictive of the operating and financial covenants contained in these agreements. All dividends paid by the Company have been in compliance with the above-stated restrictions.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA:

                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                          --------------------------------------------------------
                             1997       1996(1)    1995(1)    1994(1)    1993(1)
                          ----------- ----------- ---------- ---------- ----------
                          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SELECTED CONSOLIDATED
 STATEMENTS OF FINANCIAL
 CONDITION DATA:
Receivables, net........  $ 1,287,484 $ 1,157,889 $  908,302 $  575,143 $  564,976
Interest-only strip
 receivables............    1,170,254     811,400    518,347    310,627    199,026
Total assets............    3,136,701   2,391,940  1,667,093  1,101,281    878,743
Notes payable (excluding
 senior notes)..........      691,081     682,197    420,892    321,420    296,636
Unsecured senior notes..      825,000     637,000    655,000    355,000    205,000
Subordinated debt.......      250,000       2,000     24,000     24,000     41,000
Shareholders' equity....      666,066     582,509    241,126    194,263    165,313
SELECTED CONSOLIDATED
 STATEMENTS OF INCOME
 DATA:
Gain on sale of
 receivables............  $   574,553 $   395,120 $  273,967 $  213,625 $  121,960
Finance income, fees
 earned and other.......      256,248     209,919    152,048     70,557     60,233
Operating expenses......      451,611     332,945    234,332    181,784    107,306
Provision for credit
 losses on loans not
 sold...................        9,223      14,828     20,222      6,312      5,130
Interest expense........      142,218     118,651     92,830     43,059     29,184
Income from continuing
 operations.............      132,629      80,807     46,072     31,321     21,771
Net earnings from
 continuing operations
 per common share:
  Basic(2)..............  $      2.13 $      1.42 $     0.90 $     0.62 $     0.48
  Assuming dilution(3)..         2.06        1.38       0.89       0.61       0.48
Cash dividends per
 common share...........         0.14        0.10       0.07       0.05       0.04
SELECTED OTHER FINANCIAL
 DATA:
Volume of loans
 originated or
 purchased..............  $ 7,801,014 $ 5,693,054 $3,822,971 $2,779,408 $1,699,010
Outstanding serviced
 loan portfolio.........   16,493,944  12,192,432  8,621,467  5,898,469  3,872,708

--------
(1) Certain reclassifications have been made to the previous years selected consolidated financial data to conform to the 1997 presentation, including the adoption of FAS Nos. 125 and 128 and the effects of removing the accounts of the discontinued operations from continuing operations.

(2) Basic net earnings per share of Common Stock is computed using the income available to common shareholders and the weighted average number of shares of Common Stock actually outstanding during each period. In addition, all share and per share amounts have been restated to reflect stock splits effected by the Company.

(3) Diluted net earnings per share of Common Stock is computed using the income available to common shareholders and the weighted average number of shares of Common Stock actually outstanding plus the net effect of the assumed conversion of the Preferred Stock and the assumed conversion of stock options, to the extent they are dilutive. In addition, all share and per share amounts have been restated to reflect stock splits effected by the Company.

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

 Certain Accounting Considerations

  As a fundamental part of its business and financing strategy, the Company sells the majority of its loans with the servicing retained. The majority of the Company's revenue is recognized as gain on sale of receivables. The calculation of the gain on sale is determined in part by the allocation of fair value between the loans sold and the retained interest (interest-only strip receivables). The calculation of the fair value of the interest-only strip receivables is based upon the present value of future expected cash flows ("Spreads") and utilizes certain estimates made by management at the time loans are sold. These estimates include the following: (i) the discount rate used to calculate present value; (ii) the rate of prepayment; (iii) adequate servicing compensation; and (iv) annual loss (default) assumption. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of repayment of the Company's loans and other considerations. There can be no assurance of the accuracy of management's estimates. Moreover, when the Company introduces new loan products, such as 125 LTV Loans, there can be no assurance that the historic performance of the Company's other loan products will accurately predict the future performance of such new loan products. If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the interest-only strip receivables may have to be written down through a charge to earnings in the period of adjustment. The timing of sales of the Company's loans may impact the Company's earnings from quarter to quarter. Accordingly, both the timing of sales of the Company's loans and the amount of loans sold will impact the Company's earnings from quarter to quarter. Subsequent to the initial recognition of the interest-only strip receivables, on-going assessments are made to determine the fair value of the expected future cash flows based upon current market conditions. The asset is measured like available-for-sale securities or trading securities under FAS No. 115 and, accordingly, adjustments to the fair value are recorded based upon those classifications. At December 31, 1997, the interest-only strip receivables are classified as trading securities.

  The following chart presents certain weighted average estimates and Spreads used in the calculation of the interest-only strip receivables:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Discount rates:
     Home Equity Loans............................    11.70%    11.30%    11.60%
     Commercial Loans.............................    10.50%    10.50%    11.20%
     Student Loans................................     8.30%     8.20%     8.70%
     Auto Loans...................................    12.00%    12.00%    12.00%

   Prepayment rates:
     Home Equity Loans(1).........................    26.00%    25.00%    22.00%
     Commercial Loans(1)..........................     9.00%     9.00%     8.50%
     Student Loans(1)(3)..........................     3.00%     4.00%     2.50%
     Auto Loans(2)................................     1.90%     1.80%     1.50%

   Adequate servicing compensations:
     Home Equity Loans............................     0.38%     0.35%     0.35%
     Commercial Loans.............................     0.40%     0.40%     0.40%
     Student Loans(3).............................     0.85%     0.85%     0.85%
     Auto Loans...................................     1.50%     1.50%     1.50%

   Annual loss assumptions:
     Home Equity Loans............................     0.75%     0.65%     0.65%
     Commercial Loans.............................     0.20%     0.20%     0.25%
     Student Loans................................      --        --        --
     Auto Loans...................................    12.50%     4.30%     2.90%

   Spreads:
     Home Equity Loans............................     4.55%     3.68%     3.65%
     Commercial Loans.............................     2.21%     2.09%     2.04%
     Student Loans................................     1.76%     1.90%     1.63%
     Auto Loans...................................    10.13%    10.09%    10.60%

--------
(1) Represents an annual prepayment rate (HEP/CPR).

(2) Represents a monthly rate based on original principal balance (ABS).

(3) Represents an average of the in-school and repayment periods.

  The Company has several strategies which it employs in an attempt to minimize the risk of interest rate fluctuations during the period between the time it originates loans and the time such loans are sold: (i) the Company attempts to package and sell loans on a regular basis, thereby minimizing the period during which loans are held; (ii) the Company usually does not fix the interest rate applicable to fixed rate Home Equity Loans it originates until shortly prior to the closing of the loans; (iii) the Company, from time to time, purchases and sells government securities at agreed upon prices as an economic hedge; and (iv) in certain securitizations, the Company enters into an agreement that allows it to sell loans in the future at an agreed upon price ("pre-funding"). The Company has basis risk on certain variable rate loans it sells where the customer and investor rates are based upon different indices and adjust at varying intervals.

 Financial Condition at December 31, 1997

  On January 21, 1998, the Company decided to cease originating loans in the Auto Finance division as part of an overall strategy to focus on more profitable areas of lending. As a result, the Auto Finance division has been treated as a discontinued operation for financial reporting. The results of continuing operations of the Company are reported separately from the discontinued Auto Finance division. The remaining assets and liabilities of the Auto Finance division are included in the Consolidated Statements of Financial Condition.

  Cash and cash equivalents increased $138.7 million to $301.7 million at December 31, 1997 from $163.0 million at December 31, 1996. This is a result of net cash provided by financing activities offset in part by net cash used in operating activities and investing activities.

  Short-term cash investments increased $33.9 million to $195.6 million at December 31, 1997 from $161.7 million at December 31, 1996. These investments consist of restricted cash deposits held in interest-bearing accounts for the protection of investors from losses in various securitization transactions. The increase over the previous year is due to incremental deposits made to restricted cash accounts to achieve specified subordination levels. The restrictions on deposits decrease as the underlying loans liquidate to certain specified levels.

  Receivables, net, increased $129.6 million to $1.3 billion at December 31, 1997 from $1.2 billion at December 31, 1996. The increase is primarily due to increases in loans held for sale and accrued interest receivable. Loans held for sale increased by $81.7 million to $1.1 billion at December 31, 1997 from $1.0 billion at December 31, 1996, and accrued interest receivable increased by $41.3 million to $110.1 million at December 31, 1997 from $68.8 million at December 31, 1996, as a result of the growth in the serviced loan portfolio. The increase in loans held for sale was due primarily to loans originated and purchased exceeding loan sales by $97.7 million. Originations, including the Auto Finance division, increased 37% to $7.8 billion in 1997 from $5.7 billion in 1996, primarily as a result of the Company providing greater variety of products and diversification in the methods of loan origination.

  The interest-only strip receivables increased by $358.9 million to $1.2 billion at December 31, 1997 from $811.4 million at December 31, 1996. This increase was due to the initial recognition of fair value of the interest-only strip receivables of $589.5 million, and the initial recognition of unrealized gain on loans sold during the year ended December 31, 1997 of $27.3 million. Offsetting these increases is net amortization of $148.9 million, and the sale of certain interest-only strip receivables of $109.0 million.

  Property and equipment, net, increased by $79.6 million to $153.1 million at December 31, 1997 from $73.5 million at December 31, 1996. This increase for the year ended December 31, 1997 is primarily a result of $43.5 million of development costs for the construction of an office building in West Sacramento, California. The building is expected to be substantially completed in the first quarter of 1998, with an anticipated total construction cost of approximately $87.0 million, and with capitalized expenditures to complete the building for occupancy of approximately $10.0 million. In addition, the Company purchased $44.4 million in computer equipment to enhance the branch offices' automation to support new product lines, provide system improvements and electronic document generation, storage and retrieval. Leasehold improvements and furniture and office equipment supporting employee growth increased by $10.9 million. These increases were offset by depreciation and amortization expenses of $19.2 million.

  The Company's operating activities require continual access to financing sources because of the net cash used in operating activities. A primary source of funding for the Company's operations is borrowings under various credit facilities. At December 31, 1997, the Company had notes payable of $1.5 billion, an increase of $196.9 million from $1.3 billion at December 31, 1996. This increase is a result of the public issuance of $300.0 million in senior Unsecured Notes, offset by net principal payments of $94.2 million on Unsecured Notes and the Credit Facility, and a net decrease of $8.9 million in secured warehouse facilities.

  Subordinated debt increased $248.0 million, to $250.0 million at December 31, 1997 from $2.0 million at December 31, 1996. On September 2, 1997, $2.0 million of subordinated debt matured. On December 3, 1997 a public offering was completed for an additional $250.0 million of unsecured subordinated notes.

  Accounts payable and other liabilities increased $208.9 million to $542.2 million at December 31, 1997 from $333.3 million at December 31, 1996. The increase resulted primarily from an increase in funds collected on loans sold and serviced for others ("collections payable") of $169.3 million. This increase is a result of the increase in the loans sold with servicing retained included in the serviced loan portfolio. In addition, miscellaneous liabilities and accrued expenses increased $18.9 million primarily due to accruals for interest and other operating expenses due to the growth of the Company. Also included in accounts payable and other liabilities at December 31, 1997 is an accrual for the loss on disposal of the Auto Finance division of $12.0 million and the recognition of a servicing liability for the Auto Finance division of $8.7 million.

  Income taxes, principally deferred, increased $5.7 million to $152.9 million at December 31, 1997 from $147.2 million at December 31, 1996. This increase is a result of a deferred tax provision of $23.5 million for the year ended December 31, 1997, offset by a net decrease in current taxes payable of $17.8 million for the year ended December 31, 1997. The primary reason for the increase in deferred income taxes is the tax effect of the temporary differences between tax reporting and generally accepted accounting principles which give rise to deferred tax assets and deferred tax liabilities. The most significant of these differences is the gain on sale of receivables.

  Total shareholders' equity at December 31, 1997 was $666.1 million compared to $582.5 million at December 31, 1996, an increase of $83.6 million. The increase in shareholders' equity primarily resulted from net income of $92.1 million. In addition, the Company received proceeds and related tax benefits from exercised stock options of $8.5 million and recognized an adjustment for foreign currency translation of $0.1 million. Shareholders' equity decreased $17.1 million as a result of payment of cash dividends.

 Results of Operations

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Net income from continuing operations is $132.6 million for the year ended December 31, 1997, compared to $80.8 million for the year ended December 31, 1996, an increase of 64%. Net earnings per share (basic) from continuing operations increased 50% to $2.13 for 1997, from net earnings per share (basic) from continuing operations of $1.42 for 1996. Diluted net earnings per share from continuing operations increased 49% to $2.06 for 1997, from diluted net earnings per share from continuing operations of $1.38 for 1996. The increase in net income from continuing operations is primarily attributable to income derived from gain on sale of receivables, including the net unrealized gain on valuation of interest-only strip receivables and finance income and fees earned due to the growth in the Company's serviced loan portfolio.

  The Company reported a net loss from discontinued operations resulting from the closing of its Auto Finance division, combined with an estimated net loss on disposal, of $40.5 million for the year ended December 31, 1997 compared to net income from discontinued operations of $4.8 million for 1996. The net loss per share (basic) from discontinued operations is $0.70 for 1997, compared to net earnings per share (basic) from discontinued operations of $0.09 for 1996. The diluted net loss per share from discontinued operations is $0.63 for 1997, compared with diluted net earnings per share from discontinued operations of $0.08 for 1996.

  The net loss from operations of the Auto Finance division is $33.4 million for the year ended December 31, 1997 compared to net income of $4.8 million for the year ended December 31, 1996. This current year loss is due primarily to an unrealized loss on the interest-only strip receivables to reflect an increase in the annual loss assumption based upon the present value of the projected future losses estimated on a static pool basis.

  The net loss on disposal of the Auto Finance division is $7.1 million. The loss includes reserves necessary for the lease terminations, employment severance and benefits, the write-off of fixed assets and leasehold improvements and an accrual for estimated future operating losses.

  Net income is $92.1 million for the year ended December 31, 1997, compared to $85.7 million for the year ended December 31, 1996, an increase of 8%. Net earnings per share (basic) decreased 5%, to $1.43 for the year ended December 31, 1997 from net earnings per share (basic) of $1.51 for the year ended December 31, 1996. Diluted net earnings per share decreased 2% to $1.43 for the year ended December 31, 1997 from $1.46 for the year ended December 31, 1996.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 (CONTINUED)

  Gain on sale of receivables increased 45% to $574.6 million for the year ended December 31, 1997, compared to $395.1 million for the year ended December 31, 1996. Included in gain on sale of receivables are the following:
(i) the initial recognition of fair value of the interest-only strip receivables of $547.8 million; (ii) the initial recognition of the unrealized gain on interest-only strip receivables of $77.9 million; (iii) premiums paid on purchased loans (net of non-refundable fees) of $7.0 million; (iv) costs related to the sale of loans of $23.5 million; and (v) losses of $20.6 million on certain transactions structured as an economic hedge that are originated to minimize risk of interest rate fluctuations.

  The provision for credit losses on loans sold is included in the assumptions used to calculate the future expected cash flows of the interest-only strip. Loss assumption rates increased due to increases in the 125 LTV Loans sold during the year. For loss assumptions for 1997 and 1996, see "Certain Accounting Considerations."

  Loans sold with servicing retained total $6.9 billion for the year ended December 31, 1997 compared to $5.0 billion for the year ended December 31, 1996. In addition, loans sold with servicing released total $191.2 million for the year ended December 31, 1997 compared to $41.9 million for the year ended December 31, 1996. Gain on sale of receivables as a percentage of loans sold on Home Equity Loans is 10.48% for the year ended December 31, 1997 compared to 9.62% for the year ended December 31, 1996. Gain on sale of receivables as a percentage of loans sold on Student Loans is 5.79% for the year ended December 31, 1997 compared to 6.00% for the year ended December 31, 1996. Gain on sale of receivables as a percentage of loans sold on Commercial Loans including the unguaranteed portions of SBA Loans is 14.21% for the year ended December 31, 1997 compared to 13.58% for the year ended December 31, 1996. See "Certain Accounting Considerations", for estimates affecting such percentages.

  Home Equity Loans delinquent 90 days-and-over increased to 4.38% at December 31, 1997 from 3.83% at December 31, 1996. Commercial Loans delinquent 90 days-and-over increased to 4.73% at December 31, 1997 from 4.21% at December 31, 1996.

  Total net charge-offs from continuing operations increased 54% to $61.1 million for the year ended December 31, 1997 from $39.6 million for the year ended December 31, 1996 due to an increase in the Home Equity Loan net charge-offs as a result of the increase in its serviced loan portfolio. Home Equity Loan net charge-offs for the year ended December 31, 1997, are $58.7 million, or 51 basis points of Home Equity Loans serviced. For the year ended December 31, 1996, Home Equity Loan net charge-offs were $37.0 million, or 45 basis points of Home Equity Loans serviced. Commercial Loan net charge-offs for the year ended December 31, 1997 are $2.4 million, or 29 basis points of the unguaranteed portion of the Commercial Loans serviced. Commercial Loan net charge-offs for year ended December 31, 1996 were $2.6 million, or 41 basis points of the unguaranteed portion of Commercial Loans serviced.

  Finance income, fees earned and other increased 22% to $256.2 million for the year ended December 31, 1997 compared to $209.9 million for the year ended December 31, 1996. The primary factors contributing to this growth are the increase in the Company's interest-only strip receivables, (see "Financial Condition") and the growth of the serviced loan portfolio of 34% to $15.7 billion at December 31, 1997, as compared to $11.7 billion at December 31, 1996.

  Salaries and employee benefits increased 43% to $225.1 million for the year ended December 31, 1997, compared to $157.9 million for the year ended December 31, 1996. This increase is primarily a result of additional staff needed in the Home Equity Loan division to support the increased marketing efforts, loan origination and servicing activities and the diversification of the product line.

  Other operating expenses and provision for credit losses on loans not sold increased 24% to $235.8 million for the year ended December 31, 1997, compared to $189.9 million for the year ended December 31, 1996. The net increase is primarily attributable to the following: (i) an increase in occupancy costs and related office

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996 (CONTINUED)

expenses of $27.8 million associated with the opening of additional branch offices; (ii) an increase in advertising expenses of $8.9 million to help stimulate loan originations; (iii) an increase in loan expenses of $8.8 million related to growth in loan originations; and (iv) an increase in depreciation and amortization of $6.0 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base. These increases were offset in part by a decrease in the provision for credit losses on loans not sold of $5.6 million.

  Interest expense increased 20% to $142.2 million for the year ended December 31, 1997 from $118.7 million for the year ended December 31, 1996. The increase is attributable to an increase of $505.7 million in the Company's average debt outstanding for the year ended December 31, 1997, offset in part by a decrease in the weighted average interest rate for the year.

  Income taxes from continuing operations increased 65% to $95.1 million for the year ended December 31, 1997 from $57.8 million for the year ended December 31, 1996 due to an increase in pretax income from continuing operations. The effective tax rate increased to 41.8% for the year ended December 31, 1997 from 41.7% for the year ended December 31, 1996.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Net income from continuing operations was $80.8 million for the year ended December 31, 1996, compared to $46.1 million for the year ended December 31, 1995, an increase of 75%. Net earnings per share (basic) from continuing operations increased 58% to $1.42 for 1996, from net earnings per share (basic) from continuing operations of $0.90 for 1995. Diluted net earnings per share from continuing operations increased 55% to $1.38 for 1996, from diluted net earnings per share from continuing operations of $0.89 for 1995. The increase in net income from continuing operations was primarily attributable to income derived from gain on sale of receivables as well as finance income and fees earned due to the growth in the Company's serviced loan portfolio.

  The Company reported net income from discontinued operations of $4.8 million for the year ended December 31, 1996, compared to net income from discontinued operations of $2.6 million for 1995. Net earnings per share (basic) from discontinued operations was $0.09 for 1996, compared to net earnings per share (basic) from discontinued operations of $0.05 for 1995. Diluted net earnings per share from discontinued operations was $0.08 for 1996, compared with diluted net earnings per share from discontinued operations of $0.05 for 1995.

  Net income was $85.7 million for the year ended December 31, 1996, compared to $48.7 million for the year ended December 31, 1995, an increase of 76%. Net earnings per share (basic) increased 59% to $1.51 for the year ended December 31, 1996 from net earnings per share (basic) of $0.95 for 1995. Diluted net earnings per share increased 55% to $1.46 for the year ended December 31, 1996 from $0.94 for the year ended December 31, 1995.

  Gain on sale of receivables increased 44% to $395.1 million for the year ended December 31, 1996, compared to $274.0 million for the year ended December 31, 1995. Included in gain on sale of receivable were the following:
(i) the initial recognition of fair value of the interest-only strip receivables of $374.7 million; (ii) non-refundable fees (net of premiums on purchased loans) of $36.9 million; (iii) costs related to the sale of loans of $15.4 million; and (iv) losses of $1.1 million on certain transactions structured as an economic hedge that are originated to minimize risk of interest rate fluctuations.

  The provision for credit losses on loans sold is included in the assumptions used to calculate the future expected cash flows of the interest-only strip. For loss assumptions for 1996 and 1995, see "Certain Accounting
Considerations".

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995 (CONTINUED)

  Loans sold with servicing retained totaled $5.0 billion for the year ended December 31, 1996 compared to $3.4 billion for the year ended December 31, 1995. Gain on sale of receivables as a percentage of loans sold on Home Equity Loans was 9.62% for the year ended December 31, 1996 compared to 10.08% for the year ended December 31, 1995. Gain on sale of receivables as a percentage of loans sold on Student Loans was 6.00% for the year ended December 31, 1996 compared to 5.99% for the year ended December 31, 1995. Gain on sale of receivables as a percentage of loans sold on Commercial Loans including the unguaranteed portions of SBA Loans was 13.58% for the year ended December 31, 1996 compared to 13.24% for the year ended December 31, 1995. See "Certain Accounting Considerations" for estimates affecting such percentages.

  Home Equity Loans delinquent 90 days-and-over increased to 3.83% at December 31, 1996 from 2.42% at December 31, 1995. Commercial Loans delinquent 90 days-and-over increased to 4.21% at December 31, 1996 from 3.97% at December 31, 1995.

  Total net charge-offs from continuing operations increased 53% to $39.6 million for the year ended December 31, 1996 from $25.9 million for the year ended December 31, 1995 due to the increase in the Company's serviced loan portfolio. Home Equity Loan net charge-offs for 1996 were $37.0 million, or 45 basis points of the Home Equity Loans serviced. For 1995, Home Equity Loan net charge-offs were $24.2 million, or 42 basis points of the Home Equity Loans serviced. Commercial Loan net charge-offs for 1996 were $2.6 million, or 41 basis points of the unguaranteed portion of the Commercial Loans serviced. For 1995, Commercial Loan net charge-offs were $1.7 million, or 40 basis points of the unguaranteed portion of the Commercial Loans serviced.

  Finance income, fees earned and other increased 38% to $209.9 million for the year ended December 31, 1996 compared to $152.0 million for the year ended December 31, 1995. The primary factors contributing to this growth were the increase in the Company's interest-only strip, (see "Financial Condition") and the growth of the serviced loan portfolio of 38% to $11.7 billion at December 31, 1996, as compared to $8.5 billion at December 31, 1995.

  Salaries and employee benefits increased 33% to $157.9 million for the year ended December 31, 1996, compared to $118.9 million for the year ended December 31, 1995. This increase was primarily a result of additional staff needed for the growth in the Home Equity Loan division.

  Other operating expenses and provision for credit losses on loans not sold increased 40% to $189.9 million for the year ended December 31, 1996, compared to $135.7 million for the year ended December 31, 1995. The net increase was primarily attributable to the following: (i) an increase in occupancy costs and related office expenses of $33.7 million associated with the opening of additional branch offices; (ii) an increase in advertising expenses of $13.8 million to help stimulate loan originations; (iii) an increase in loan expenses of $5.3 million related to growth in loan originations; (iv) an increase in depreciation and amortization of $6.8 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base; and (v) a decrease in the provision for credit losses on loans not sold of $5.4 million.

  Interest expense increased 28% to $118.7 million for the year ended December 31, 1996 from $92.8 million for the year ended December 31, 1995. The increase was attributable to the increase in the Company's average debt outstanding during 1996 of $511.9 million, offset in part by a decrease in the weighted average interest rate to 7.1% in 1996 from 7.7% in 1995 on the Company's warehouse facilities and to 8.2% in 1996 from 8.7% in 1995 on the Unsecured Notes.

  Income taxes from continuing operations increased 76% to $57.8 million for the year ended December 31, 1996 from $32.6 million for the year ended December 31, 1995 due to an increase in pretax income from continuing operations. The effective tax rate remained at 41% for 1996 and 1995.

 Liquidity and Capital Resources

  The Company's business requires continual access to short and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, advances and reserve account deposits in securitizations, loan repurchases, repayment of debt upon maturity, payment of operating and interest expenses, tax payments due on the Company's taxable income and capital expenditures. The Company's primary sources of liquidity are sales into secondary markets of the loans it originates (i.e. securitizations), long-term unsecured borrowing (i.e., the Unsecured Notes), the Credit Facility and short-term warehouse facilities secured by pledges of its loans, in most cases until such loans are sold and the lenders can be repaid, and finance income and fees earned.

  Since 1989, the Company has pooled and sold substantially all of the loans or other assets which it originates or purchases through securitization transactions as a means to improve its liquidity and to repay the Company's warehouse lenders. Accordingly, adverse changes in the securitization market in general, or adverse developments relating to the Company in particular, could impair the Company's ability to originate, purchase and sell loans or other assets on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's business and results of operations. Any delay in the sale of a loan or other asset pool would postpone the recognition of gain on such loans until their sale. Such delays could cause the Company's earnings to fluctuate from quarter to quarter.

  In certain securitizations, limited guarantees are provided by the Company as credit enhancement. In 1997, the Company completed two asset-backed securitizations, one collateralized by Commercial Loans, and the other by Home Equity Loans which employed senior/subordinate structures with the subordinate bonds enhanced by a limited guarantee by the Company. At December 31, 1997, these limited guarantees amounted to approximately $13.0 million.

  The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates primarily between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon the sale of the loans the advances are repaid. At December 31, 1997, the Company has made available to originators lines of credit of approximately $88.0 million, of which $17.4 million were outstanding and are included in other receivables.

  Cash and cash equivalents are $301.7 million at December 31, 1997, an increase of $138.7 million from December 31, 1996. This increase is principally a result of cash provided by financing activities of $597.0 million and is primarily attributable to the net proceeds received from public offerings of $300.0 million from senior Unsecured Notes in April 1997 and $250.0 million of subordinated Unsecured Notes in December 1997. This increase is offset by total net cash used in operating and investing activities of $458.3 million.

  In December 1997, the Company completed the private placement of securitized Net Interest Margin ("NIMs") notes representing a portion of the Company's interest-only strip receivables. The NIMs were collateralized by the net cash flow retained in residual certificates of a portion of certain Home Equity Loan Asset-Backed securitizations. No gain or loss was recognized as a result of this transaction. The proceeds from the sale which amounted to $109.0 million were used to reduce the Company's indebtedness under its Credit Facility.

  The Company from time to time sells certain of its loans, primarily guaranteed portions of SBA Loans and Student Loans, at a premium. This strategy does not significantly affect reported earnings in the period of sales, but allows the Company to generate a higher level of cash flow from current operations. Such a strategy also reduces the interest-only strip receivables thereby reducing cash flows received in the future.

  The Company began development of an office building located in West Sacramento, California in May 1996, with substantial completion expected in the first quarter of 1998. The project, which included the purchase of land and building construction, is estimated to cost approximately $87.0 million and has been funded out of the general working capital of the Company. In addition, capitalized expenditures to complete the building for occupancy are anticipated to be approximately $10.0 million. Total expenditures through December 31, 1997 are $66.8 million. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business. The Company has signed a commitment letter to sell and leaseback the building subject to the satisfaction of several contingencies. Should these contingencies be met, the Company anticipates closing the transaction in the second quarter of 1998, which would generate approximately $88.0 million of gross proceeds.

  On March 19, 1998, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions for the purchase of approximately 125 acres of land for the future development of an employee office complex located in Folsom, California, which is approximately 30 miles outside of Sacramento, California. The plans are to ultimately consolidate the Company's lending, collections, and customer service operations which are presently located in various locations in Sacramento. The only significant contingency is the approval by the City of Folsom of a development agreement. The Company has placed $500,000 in escrow pending closing which, subject to the aforementioned contingency, is expected to occur in May 1998. The total acquisition price is $14.5 million. Plans for developing the site have not been finalized.

  In order to continue to originate loans, the Company will need to maintain and renew its various credit facilities at least at current levels, or obtain new credit facilities to replace existing facilities and its long-term borrowing as they become due.

  At December 31, 1997, the Company has $2.5 billion of secured warehouse facilities, which are generally subject to annual renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities, $2.1 billion is unused at December 31, 1997. At December 31, 1997, the Company has $391.6 million of borrowings outstanding under the warehouse facilities with a weighted average interest rate of 6.63%.

  In addition, at December 31, 1997, the Company has outstanding $825.0 million of senior Unsecured Notes which require principal payments by the Company of $40.0 million in 1998, $190.0 million in 1999, $110.0 million in 2000, $35.0 million in 2001, $325.0 million in 2002, and $125.0 million thereafter. The senior Unsecured Notes bear interest at rates ranging from 7.60% to 9.00%, with a weighted average interest rate of 8.37% at December 31, 1997.

  The Company has the $800.0 million Credit Facility, which expires on June 30, 2000. At December 31, 1997, outstanding advances under this Credit Facility are $287.8 million with a weighted average interest rate of 6.36%. This Credit Facility replaces the $400.0 million unsecured revolving credit facility that would have expired on August 16, 1999.

  On December 3, 1997, the Company completed a public offering of $150.0 million of subordinated Unsecured Notes with a coupon of 7.30% and a maturity of December 1, 2002, and $100.0 million of subordinated unsecured notes with a coupon of 7.95% and a maturity of December 1, 2007. Each series of notes constitute unsecured, subordinated indebtedness of the Company. The net proceeds of this offering were used to repay other outstanding indebtedness.

  The Company is required to comply with various operating and financial covenants set forth in the above agreements including covenants which may restrict the Company's ability to pay certain distributions including dividends. At December 31, 1997, the Company has available $358.5 million for the payment of such distributions under the most restrictive of such covenants. See "Item 5--Market for Registrant's Common Equity and Related Stockholders Matters."

  While the Company believes that it will be able to refinance or otherwise repay its warehouse facilities and unsecured debt in the normal course of its business, there can be no assurance that the Company's existing lenders will agree to refinance such debt, that other lenders will be willing to extend lines of credit to the Company, or that funds otherwise generated from operations will be sufficient to satisfy such obligations. Future financing may involve the issuance of additional common stock or other securities, including securities convertible into or exercisable for common stock.

  The terms upon which the Company is able to obtain financing are affected by the Company's credit ratings. On December 3, 1997, in connection with the offering by the Company of its Subordinated Notes, Moody's confirmed its rating of Bal for the Company's outstanding senior Unsecured Notes and Ba2 for the Company's outstanding Preferred Stock, but changed its outlook from stable to negative. Moody's indicated that continued increases in effective leverage and delinquencies would put additional downward pressure on the Company's ratings. In the first week of February 1998, Moody's placed its ratings of the Company's long-term debt and Convertible Preferred Stock on review for a possible downgrade. On March 4, 1998, Moody's placed its ratings of the Company's senior Unsecured Notes and Convertible Preferred Stock on review for possible upgrade in response to news to the Company had signed the Merger Agreement with First Union.

  In addition, on December 15, 1997, S&P placed its ratings of the Company's outstanding Unsecured Notes and Preferred Stock on CreditWatch with negative implications. While citing industry issues and specific concerns with certain of the Company's product lines, including the initial securitization plan for 125 LTV Loans, S&P stated that the placement on CreditWatch with negative implications implies that the ratings could remain the same or be lowered pending a detailed review of the Company during the first quarter of 1998. On March 4, 1998, S&P revised its outlook from CreditWatch with negative implications to positive implications, following the announcement that the Company had signed the Merger Agreement with First Union.

  On March 4, 1997, Duff placed its ratings for the Company's Unsecured Notes on Rating Watch-Up in response to news that the Company had signed a definitive merger agreement with First Union.

  However, since there can be no assurance that the proposed Merger will be consummated, there can be no assurance that such ratings will be upgraded. As of the date of this annual report, none of such rating agencies have downgraded the ratings of the Company or its securities, although there can be no assurance that any such downgrading will not occur in the future, whether or not the Merger is consummated.

  The Company's business is substantially dependent on its information systems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code fields. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including the Company, may need to be replaced or modified to comply with such "Year 2000" requirements. Based on the initial analysis by management, the Company currently expects to incur approximately $8.0 million in expenses during 1998 and 1999 to modify its information systems for Year 2000 compliance. This amount will be in addition to the amounts required to be expended to permit continued growth in the Company's business. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized, and modifying existing systems, whose associated costs would be expensed as they are incurred. Management continues to monitor and attempt to identify third-parties with whom it electronically processes information, in order to assess and attempt to mitigate the risk that such third parties will not be year 2000 compliant on a timely basis. Management anticipates that this project will be conducted in a timely manner and anticipates that the costs to replace or modify the Company's information systems to be year 2000 compliant will not have a material impact on the Company's consolidated financial statements. However, there can be no assurance that the Company will not experience unanticipated delays, complications and expenses in replacing or modifying its information systems. Failure or inability to successfully replace or modify the Company's current information systems on a timely basis, or failures with respect to third-parties' or the Company's information systems generally, could have a material adverse effect on the business, financial condition or prospects of the Company.

  On March 4, 1998, the Company signed a definitive merger agreement with First Union Corporation. In connection with this transaction, First Union Corporation will acquire all of the outstanding stock of the Company. It is anticipated that the transaction will close in the third quarter of 1998 pending approval by shareholders and regulatory agencies. See "Item 1-- Business--Pending Merger with First Union Corporation."

ITEM 7A. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     THE MONEY STORE INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Money Store Inc.:

  We have audited the accompanying consolidated statements of financial condition of The Money Store Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Money Store Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in 1997.

/s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Sacramento, CA
February 11, 1998
except as to Note 19, which
is as of March 4, 1998

                     THE MONEY STORE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
                                    ASSETS
                                    ------
Cash and cash equivalents................................ $  301,669 $  162,945
Short-term cash investments (Note 10)....................    195,580    161,703
Receivables, net (Note 3)................................  1,287,484  1,157,889
Interest-only strip receivables (Note 4).................  1,170,254    811,400
Property and equipment, net (Note 5).....................    153,074     73,458
Other....................................................     28,640     24,545
                                                          ---------- ----------
                                                          $3,136,701 $2,391,940
                                                          ========== ==========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
  Notes payable (Note 6)................................. $1,516,081 $1,319,197
  Accounts payable and other liabilities (Note 8)........    542,211    333,283
  Income taxes, principally deferred (Note 9)............    152,877    147,197
  Unearned insurance commissions.........................      9,466      7,754
                                                          ---------- ----------
                                                           2,220,635  1,807,431
                                                          ---------- ----------
  Subordinated debt (Note 7).............................    250,000      2,000
                                                          ---------- ----------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Preferred stock, no par; authorized 10,000,000 shares;
   issued and outstanding 5,215,000 of $1.72 mandatory
   convertible shares in 1997 and 1996 (aggregate
   liquidation value of $138,198) (Note 12)..............    133,363    133,363
  Common stock, no par; authorized 250,000,000 shares;
   issued and outstanding 58,336,635 shares in 1997 and
   57,791,436 shares in 1996 (Note 12)...................    196,748    188,276
  Foreign currency translation adjustment (Note 12)......        104        --
  Retained earnings......................................    335,851    260,870
                                                          ---------- ----------
                                                             666,066    582,509
                                                          ---------- ----------
                                                          $3,136,701 $2,391,940
                                                          ========== ==========

          See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  -------- --------
REVENUES:
  Gain on sale of receivables, including net
   unrealized gain on valuation of interest-only
   strips.......................................... $574,553  $395,120 $273,967
  Finance income, fees earned and other............  256,248   209,919  152,048
                                                    --------  -------- --------
                                                     830,801   605,039  426,015
                                                    --------  -------- --------
EXPENSES:
  Salaries and employee benefits (Note 13).........  225,061   157,869  118,892
  Other operating expenses (Note 14)...............  226,550   175,076  115,440
  Interest.........................................  142,218   118,651   92,830
  Provision for credit losses on loans not sold
   (Note 3)........................................    9,223    14,828   20,222
                                                    --------  -------- --------
                                                     603,052   466,424  347,384
                                                    --------  -------- --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES.............................................  227,749   138,615   78,631
INCOME TAXES (NOTE 9)..............................   95,120    57,808   32,559
                                                    --------  -------- --------
INCOME FROM CONTINUING OPERATIONS..................  132,629    80,807   46,072
DISCONTINUED OPERATIONS (NOTE 2):
  Income (loss) from operations of auto finance
   division, less applicable income taxes
   (benefit).......................................  (33,419)    4,848    2,643
  Loss on disposal of auto finance division,
   including provision of $3,000 for operating
   losses during phase-out period, less applicable
   income tax benefit..............................   (7,122)      --       --
                                                    --------  -------- --------
NET INCOME......................................... $ 92,088  $ 85,655 $ 48,715
                                                    ========  ======== ========
NET EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations (Note 15).................. $   2.13  $   1.42 $   0.90
  Discontinued operations..........................    (0.70)     0.09     0.05
                                                    --------  -------- --------
  Net income....................................... $   1.43  $   1.51 $   0.95
                                                    ========  ======== ========
NET EARNINGS (LOSS) PER COMMON SHARE-ASSUMING
 DILUTION:
  Continuing operations (Note 15).................. $   2.06  $   1.38 $   0.89
  Discontinued operations..........................    (0.63)     0.08     0.05
                                                    --------  -------- --------
  Net income....................................... $   1.43  $   1.46 $   0.94
                                                    ========  ======== ========

          See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOREIGN
                           PREFERRED STOCK      COMMON STOCK      CURRENCY                 TOTAL
                          ------------------ ------------------- TRANSLATION RETAINED  SHAREHOLDERS'
                           SHARES    AMOUNT    SHARES    AMOUNT  ADJUSTMENT  EARNINGS     EQUITY
                          --------- -------- ---------- -------- ----------- --------  -------------
Balance, December 31,
 1994...................        --  $    --  50,804,963 $ 57,963    $ --     $136,300    $194,263
Net income..............                                                       48,715      48,715
Proceeds from exercise
 of stock options.......                        534,933    1,640                            1,640
Common dividends........                                                       (3,492)     (3,492)
                          --------- -------- ---------- --------    -----    --------    --------
Balance, December 31,
 1995...................        --       --  51,339,896   59,603      --      181,523     241,126
Net income..............                                                       85,655      85,655
Issuance of preferred
 stock (Note 12)........  5,215,000  133,363                                              133,363
Issuance of common stock
 (Note 12)..............                      5,937,500  122,128                          122,128
Proceeds and related tax
 benefits from exercise
 of stock options.......                        514,040    6,545                            6,545
Preferred dividends.....                                                         (621)       (621)
Common dividends........                                                       (5,687)     (5,687)
                          --------- -------- ---------- --------    -----    --------    --------
Balance, December 31,
 1996...................  5,215,000  133,363 57,791,436  188,276      --      260,870     582,509
Net income..............                                                       92,088      92,088
Proceeds and related tax
 benefits from exercise
 of stock options (Note
 13)....................                        545,199    8,472                            8,472
Foreign currency
 translation adjustment
 (Note 12)..............                                              104                     104
Preferred dividends.....                                                       (8,970)     (8,970)
Common dividends........                                                       (8,137)     (8,137)
                          --------- -------- ---------- --------    -----    --------    --------
Balance, December 31,
 1997...................  5,215,000 $133,363 58,336,635 $196,748    $ 104    $335,851    $666,066
                          ========= ======== ========== ========    =====    ========    ========



          See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                            1997         1996         1995
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................. $    92,088  $    85,655  $    48,715
Adjustments to reconcile net income to
 net cash used in operations:
  Discontinued operations...............      40,541       (4,848)      (2,643)
  Depreciation and amortization.........      21,107       15,116        8,362
  Provision for deferred income taxes...      27,347       47,007       12,033
  Provision for credit losses on loans
   not sold.............................       9,223       14,828       20,222
  Net unrealized gain on valuation of
   interest-only strip receivables......     (77,866)         --           --
  Net change in operating assets and
   liabilities:
    Increase in short-term cash
     investments........................     (33,877)     (83,449)     (24,443)
    Proceeds from loans sold............   7,703,309    5,449,240    3,508,824
    Loans originated and purchased......  (7,801,014)  (5,693,054)  (3,822,971)
    Loans repurchased...................      (4,196)      (6,971)      (9,059)
    Sale of certain interest-only strip
     receivables........................     109,000          --           --
    Increase in other receivables.......     (39,927)     (16,042)     (30,412)
    Increase in interest-only strip
     receivables........................    (420,033)    (274,645)    (196,070)
    Increase in accounts payable and
     other liabilities..................      21,756       28,382       26,249
    Other, net..........................      (2,383)      (3,574)      (6,225)
                                         -----------  -----------  -----------
  Net cash used in operating activities.    (354,925)    (442,355)    (467,418)
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment....     (55,278)     (32,430)     (17,466)
  Construction in progress..............     (43,507)     (16,182)         --
  Payment for purchase of servicing
   company, net of cash acquired........      (2,422)         --           --
  Payment for purchase of assets of
   mortgage company.....................      (2,200)         --           --
                                         -----------  -----------  -----------
  Net cash used in investing activities.    (103,407)     (48,612)     (17,466)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in secured
   credit facilities....................      (8,896)      52,415       84,472
  Net increase in unsecured credit
   facilities...........................      37,800      250,000        5,000
  Principal payments on unsecured notes.    (132,020)     (83,000)    (245,000)
  Proceeds from unsecured notes.........     300,000       20,000      555,000
  Principal payments on subordinated
   debt.................................      (2,000)     (22,000)         --
  Proceeds from subordinated debt.......     250,000          --           --
  Debt issuance costs...................      (4,958)      (1,413)      (2,902)
  Net increase in collections payable...     169,347       82,839       78,617
  Net proceeds from issuance of
   preferred stock......................         --       133,363          --
  Net proceeds from issuance of common
   stock................................         --       122,128          --
  Proceeds from exercise of stock
   options..............................       4,786        2,953        1,640
  Dividends paid........................     (17,107)      (6,308)      (3,492)
                                         -----------  -----------  -----------
  Net cash provided by financing
   activities...........................     596,952      550,977      473,335
                                         -----------  -----------  -----------
Effect of exchange rate changes on cash
 and cash equivalents...................         104          --           --
                                         -----------  -----------  -----------
  Net increase (decrease) in cash and
   cash equivalents.....................     138,724       60,010      (11,549)
Cash and cash equivalents at beginning
 of period..............................     162,945      102,935      114,484
                                         -----------  -----------  -----------
Cash and cash equivalents at the end of
 period................................. $   301,669  $   162,945  $   102,935
                                         ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BUSINESS

  The Money Store Inc. together with its subsidiaries (the "Company") is a financial services company engaged in the business of originating (including purchasing), selling and servicing consumer and commercial loans of specified types and offering related services. Loans originated by the Company primarily consist of: (i) fixed and adjustable rate loans secured by mortgages on residential real estate and loans which allow consumers to borrow up to 125% of the value of their homes ("125 LTV Loans"), (collectively "Home Equity Loans"), which include FHA Title I home improvement loans ("FHA Title I Loans") insured by the Federal Housing Authority (the "FHA") of the United States Department of Housing and Urban Development ("HUD") and other home improvement loans not insured by FHA ("Conventional Home Improvement Loans" and, collectively with FHA Title I Loans, "Home Improvement Loans"); (ii) loans guaranteed in part ("SBA Loans") by the United States Small Business Administration (the "SBA") and commercial loans generally secured by first mortgages ("Small Business Loans" and, together with SBA Loans, "Commercial Loans"); and (iii) government-guaranteed student loans ("Student Loans").

  The Company commenced operations in the United Kingdom ("U.K.") in May 1997, with the purchase of Platform Home Loans Ltd. ("Platform"), a U.K. based servicer of mortgage loans, and the organization of The Money Store Limited U.K. engaged in the business of originating and purchasing mortgage loans.

  Since 1995, the Company has originated motor vehicle retail installment sale contracts purchased from automobile dealers ("Auto Loans"). On January 21, 1998, the Company decided to close its Auto Finance division as part of its overall strategy to focus on more profitable areas of lending. As a result of this action, the Auto Finance division is treated as a discontinued operation for financial reporting.

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

 INVESTMENT IN JOINT VENTURE

  The Company has a 50% equity interest in a limited liability company which is engaged in the business of originating, selling and servicing mortgage loans. As of December 31, 1997, the joint venture had not commenced operations.

 ADOPTION OF NEW ACCOUNTING POLICIES

  On January 1, 1997, the company adopted Statement of Financial Accounting Standards ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 125 supersedes FAS Nos. 76, 77 and 122, while amending both FAS Nos. 65 and 115. The statement is to be applied prospectively and earlier implementation was not permitted.

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

  On December 31, 1997, the Company adopted FAS No. 128, Earnings Per Share, and FAS No. 129, Disclosure of Information about Capital Structure.

  FAS No. 128 requires that the Company report basic and diluted earnings per share ("EPS") which replaces primary and fully diluted EPS previously reported by the Company. The key difference is that basic EPS does not adjust for common stock equivalents. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure and requires a reconciliation of the numerator and denominator of the basic EPS computations to the numerator and denominator of the diluted EPS computation. All prior year EPS amounts have been restated to reflect the adoption of FAS No. 128. The adoption of this statement has not had a material effect on the Company's financial statements.

  FAS No. 129 lists required disclosures about capital structure that had been included in a number of previously existing, separate statements and opinions. Adoption of this statement has had no effect on the Company's financial statements.

 REVENUE RECOGNITION

(A) GAIN ON SALE OF RECEIVABLES AND VALUATION OF INTEREST-ONLY STRIP
RECEIVABLES

  Gain on sale of receivables represents the difference between the proceeds (including premiums) from the sale, net of related transaction costs, and the allocated carrying amount of the loans sold. The allocated carrying amount is determined by allocating the original amount of loans (including premiums paid on loans purchased) between the portion sold and any retained interests (interest-only strip receivables and servicing assets and liabilities) based on their relative fair values at the date of sale. The net unrealized gains on valuation of interest-only strip receivables include the recognition of unrealized gains which represents the initial difference between the allocated carrying amount of loans sold and their fair market value. In addition, gain on sale includes non-refundable fees on loans sold and gains or losses on certain transactions structured as an economic hedge. The Company recognizes such gain on sale of loans on the settlement date.

  The fair value of the interest-only strip receivables is based upon the present value of future expected cash flows. The cash flows are calculated using a discount rate commensurate with the risk involved and include estimates of future revenues and expenses including assumptions about defaults and prepayments. In connection with securitization transactions, the value of the future expected cash flows are calculated based upon the release of the respective cash flows from the securitization.

  Subsequent to the initial recognition of the interest-only strip receivables, on-going assessments are made to determine the fair value of the expected future cash flows based upon current market conditions. The asset is measured like available-for-sale securities or trading securities under FAS No. 115 and, accordingly, adjustments to the fair value are recorded based upon those classifications. At December 31, 1997, the interest-only strip receivables are classified as trading securities.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  The Company recognizes a servicing asset, which is included in interest-only strip receivables, and a servicing liability, which is included in accounts payable and other liabilities, both of which are initially measured based upon fair value. Subsequently, the asset and liability are measured by amortizing the amounts over the servicing period.

  Impairment of the servicing asset is measured based upon a stratification of risk characteristics. Adjustments are made through a valuation allowance if the carrying value exceeds fair value. Adjustments are not made if the fair value exceeds the carrying value.

(B) FINANCE INCOME

  Finance income includes: (i) servicing compensation; (ii) earnings on the interest-only strip receivables; (iii) interest income on receivables held for sale by the Company; and (iv) miscellaneous fee income.

  The Company ceases to accrue finance income on loans receivable which become 90 days delinquent. Finance income previously accrued and unpaid on loans receivable which become 90 days delinquent is reversed.

 LOANS RECEIVABLE

  Loans receivable held for sale are carried at the lower of aggregate cost or market value. Market value is determined by outstanding commitments from investors or current investor yield requirements. There was no allowance for market losses on loans receivable held for sale at December 31, 1997 and 1996.

  Provision for credit losses on loans not sold is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover anticipated losses resulting from liquidation of outstanding loans. The allowance for credit losses on loans not sold is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, and collateral values.

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

  Also included in property and equipment is the capitalization of costs relating to the construction of an office building. Costs include expenditures for the purchase of land, construction of the building along with related costs and the amount of interest associated with the construction. Capitalized interest is recorded as part of the asset cost and will be depreciated over the useful life of the asset when it becomes operational.

 COLLATERAL OWNED

  Collateral owned consists of property acquired by foreclosure or in settlement of loans receivable or repossession and is carried at the lower of carrying value or fair value less estimated costs to sell. Collateral owned is $3,068,000 and $7,199,000 at December 31, 1997 and 1996, respectively, and is included in other assets.

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

 NET EARNINGS PER SHARE

   The Company's common stock equivalents include the assumed conversion of the Company's outstanding $1.72 Mandatory Convertible Preferred Stock and the assumed exercise of stock options to the extent they are dilutive. Share and per share amounts have been restated to reflect stock splits effected by the Company. The basic weighted average number of common shares is 58,095,111 for 1997, 56,375,277 for 1996 and 51,023,609 for 1995. The diluted weighted average number of common shares including common stock equivalents is 64,389,816 for 1997, 58,399,322 for 1996 and 51,790,787 for 1995.

 STATEMENTS OF CASH FLOWS

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Supplemental disclosure of cash flow information is as follows:

  Cash paid for interest expense is $142,672,000, $122,531,000 and $84,335,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes is $53,475,000, $9,253,000 and $12,940,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Supplemental disclosure of non-cash investing and financing activities is as follows:

  Non-cash investing and financing activities consist of capital lease obligations of $9,531,000 and $3,890,000 for the years ended December 31, 1997 and 1996, respectively, in connection with leases for equipment. There were no non-cash investing or financing activities for the year ended December 31, 1995.

 RECLASSIFICATION

  Certain financial statement captions reported in the Consolidated Statement of Financial Condition as of December 31, 1996, the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995, as well as the 1996 Subsidiary Guarantors' condensed consolidating financial data presented in Note 18 have been reclassified to conform to the presentation of the 1997 consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 ACQUISITIONS

  On May 14, 1997, the Company acquired 100% of the stock of Platform Home Loans Ltd., a U.K. based servicer of mortgage loans which was accounted for as a purchase transaction. This acquisition resulted in the recognition of $2,000,000 of goodwill which is being amortized using the straight-line method over five years and is included in other assets.

  On August 14, 1997, the Company acquired substantially all of the assets of Integrated Capital Group Inc., an originator and seller of mortgage loans which was accounted for as a purchase transaction. The amount of $1,450,000 paid in excess of the assets purchased represents a covenant not to compete which is being amortized using the straight-line method over three years and is included in other assets.

 FOREIGN CURRENCY TRANSLATION

  All assets and liabilities of the U.K. subsidiaries are translated into U.S. dollars at the rate in effect as of the date of the financial statements. Income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of shareholders' equity.

 RECENT ACCOUNTING DEVELOPMENTS

  In June 1997, the FASB issued FAS No. 130, Reporting Comprehensive Income, and FAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

  FAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. FAS No. 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity. FAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997.

  FAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements, and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS No. 131 is effective for financial statements issued for years beginning after December 15, 1997.

(2) DISCONTINUED OPERATIONS

  On January 29, 1998, the Company announced that it has ceased originating loans in its Auto Finance division as part of an overall corporate strategy to focus on more profitable areas of lending. This division operated on a nationwide basis and originated loans for the purpose of purchasing new and used cars, minivans, vans and light trucks. The Company sold these loans in securitization transactions with servicing retained. In connection with this, all related operating activity is reclassified and reported as discontinued operations in the 1997 and the preceding years' Consolidated Financial Statements. Also included in the Company's Consolidated Statements of Financial Condition are the assets of the Auto Finance division of $40,662,000 and $91,512,000 at December 31, 1997 and 1996, respectively, consisting of short-term cash investments, receivables, interest-only strip receivables and equipment. In addition, the Company has liabilities of $80,092,000 and $81,597,000 at December 31, 1997 and 1996, respectively, consisting of accounts payable and intercompany liabilities.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) DISCONTINUED OPERATIONS (CONTINUED)

The results of discontinued operations are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1997     1996    1995
                                                      --------  ------- -------
                                                       (DOLLARS IN THOUSANDS)
   Revenues.......................................... $  6,848  $45,210 $19,594
   Expenses..........................................   67,653   39,285  15,192
                                                      --------  ------- -------
   Operating income (loss) before taxes and loss on
    disposal.........................................  (60,805)   5,925   4,402
   Loss on disposal..................................  (12,000)     --      --
                                                      --------  ------- -------
   Income (loss) before taxes (benefit)..............  (72,805)   5,925   4,402
   Income taxes (benefit)............................  (32,264)   1,077   1,759
                                                      --------  ------- -------
   Net income (loss) from discontinued operations.... $(40,541) $ 4,848 $ 2,643
                                                      ========  ======= =======

  The loss on disposal provides for lease terminations, employment severance and benefits, write-off of fixed assets and leasehold improvements and an accrual for estimated future operating losses, and is included in accounts payable and other liabilities.

(3) RECEIVABLES, NET

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Loans held for sale:
     Home Equity Loans.................................... $  727,840 $  548,181
     Commercial Loans.....................................    188,077    264,655
     Student Loans........................................    202,658    187,498
     Auto Loans...........................................      2,228     38,779
                                                           ---------- ----------
                                                            1,120,803  1,039,113
   Other receivables......................................    186,699    138,671
                                                           ---------- ----------
                                                            1,307,502  1,177,784
   Less allowance for credit losses on loans not sold.....     20,018     19,895
                                                           ---------- ----------
                                                           $1,287,484 $1,157,889
                                                           ========== ==========

LOANS HELD FOR SALE

 Home Equity Loans

  Home Equity Loans held for sale have contractual maturities of up to 30 years. Real property of the borrower is usually pledged as collateral. Home Equity Loans are generally sold in securitization transactions with servicing retained.

 Commercial Loans

  SBA Loans have contractual maturities of up to 25 years. SBA Loans are made under the Small Business Act and are guaranteed in part by the Federal government. The guaranteed and unguaranteed portions of SBA Loans are sold in separate transactions while the Company retains the servicing rights. At December 31, 1997 and 1996, the unguaranteed portion of SBA Loans held for sale is $58,568,000 and $44,829,000, respectively.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) RECEIVABLES, NET (CONTINUED)

  Small Business Loans have maturities up to 30 years. At December 31, 1997 and 1996, Small Business Loans held for sale are $21,618,000 and $120,450,000, respectively.

 Student Loans

  Student Loans have varying maturities. Substantially all loans are made through the Guaranteed Student Loan Program and are at least insured 98% by agencies approved by the United States Department of Education. Student Loans are generally sold in securitization transactions with servicing retained.

 Auto Loans

  Auto Loans have contractual maturities up to seven years. The vehicle purchased by the borrower is pledged as collateral. Auto Loans are generally sold in securitization transactions with servicing retained.

OTHER RECEIVABLES

  Other receivables consist primarily of accrued interest, repurchased loans and advances in connection with revolving credit facilities to various originators of home equity loans.

ALLOWANCE FOR CREDIT LOSSES ON LOANS NOT SOLD

  The activity in the allowance for credit losses on loans not sold is summarized as follows:

                                                      AS OF AND FOR THE
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Balance, beginning of year....................... $ 19,895  $ 15,591  $ 14,014
Provision for credit losses on loans not sold:
  Continuing operations..........................    9,223    14,828    20,222
  Discontinued operations........................    3,010     2,412       420
Net loans charged off and reclassification to
 collateral owned................................  (12,110)  (12,936)  (19,065)
                                                  --------  --------  --------
  Balance, end of year........................... $ 20,018  $ 19,895  $ 15,591
                                                  ========  ========  ========

  As of December 31, 1997 and 1996, loans retained by the Company totaling $73,787,000 and $31,602,000, respectively, were on non-accrual status.

SERVICED LOAN PORTFOLIO

  The serviced loan portfolio, which consists of loans sold to investors and loans retained by the Company, is as follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1997        1996
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
   Home Equity Loans.................................... $11,430,392 $ 8,230,776
   Commercial Loans.....................................   2,694,640   2,282,384
   Student Loans........................................   1,590,791   1,203,739
   Auto Loans...........................................     778,121     475,533
                                                         ----------- -----------
                                                         $16,493,944 $12,192,432
                                                         =========== ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) INTEREST-ONLY STRIP RECEIVABLES

  The activity in the interest-only strip receivables is summarized as follows:

                                                     AS OF AND FOR THE
                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                  1997       1996       1995
                                               ----------  ---------  --------
                                                  (DOLLARS IN THOUSANDS)
Balance, beginning of year.................... $  811,400  $ 518,347  $310,627
Initial recognition of the fair value.........    589,464    406,138   272,175
Unrealized gain on valuation..................     27,282        --        --
Net amortization..............................   (148,892)  (113,085)  (64,455)
Sale of certain interest-only strip
 receivables..................................   (109,000)       --        --
                                               ----------  ---------  --------
Balance, end of year.......................... $1,170,254  $ 811,400  $518,347
                                               ==========  =========  ========

  As of December 31, 1997 and 1996, servicing assets included in the interest-only strip receivables are $39,809,000 and $25,970,000, respectively.

  The following chart presents certain weighted average estimates used in the valuation of the interest-only strip receivables:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Discount rates:
     Home Equity Loans............................    11.70%    11.30%    11.60%
     Commercial Loans.............................    10.50%    10.50%    11.20%
     Student Loans................................     8.30%     8.20%     8.70%
     Auto Loans...................................    12.00%    12.00%    12.00%
   Prepayment rates:
     Home Equity Loans(1).........................    26.00%    25.00%    22.00%
     Commercial Loans(1)..........................     9.00%     9.00%     8.50%
     Student Loans(1)(3)..........................     3.00%     4.00%     2.50%
     Auto Loans(2)................................     1.90%     1.80%     1.50%
   Adequate servicing compensations:
     Home Equity Loans............................     0.38%     0.35%     0.35%
     Commercial Loans.............................     0.40%     0.40%     0.40%
     Student Loans(3).............................     0.85%     0.85%     0.85%
     Auto Loans...................................     1.50%     1.50%     1.50%
   Annual loss assumptions:
     Home Equity Loans............................     0.75%     0.65%     0.65%
     Commercial Loans.............................     0.20%     0.20%     0.25%
     Student Loans................................      --        --        --
     Auto Loans...................................    12.50%     4.30%     2.90%

--------
(1) Represents an annual prepayment rate (HEP/CPR).
(2) Represents a monthly rate based on original principal balance (ABS).
(3) Represents an average of in-school and repayment periods.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) PROPERTY AND EQUIPMENT, NET

                                                               DECEMBER 31,
                                                          -----------------------
                                                             1997        1996
                                                          ----------- -----------
                                                          (DOLLARS IN THOUSANDS)
     Land................................................ $     7,316 $    7,296
     Buildings and improvements..........................       8,411      6,182
     Furniture and equipment.............................     128,274     75,085
     Construction in progress(a).........................      59,689     16,182
                                                          ----------- ----------
                                                              203,690    104,745
     Less accumulated depreciation and amortization......      50,616     31,287
                                                          ----------- ----------
                                                          $   153,074 $   73,458
                                                          =========== ==========

--------
(a) Includes capitalized interest of $4,047,000 and $803,000 at December 31, 1997 and 1996, respectively.

(6) NOTES PAYABLE

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
     Secured:
       Warehouse notes................................. $   391,561 $   408,244
       Obligations under capital leases................      11,590       3,803
                                                        ----------- -----------
                                                            403,151     412,047
                                                        ----------- -----------
     Unsecured:
       Revolving credit facility.......................     287,800     250,000
       Senior notes....................................     825,000     637,000
       Other unsecured notes...........................         130      20,150
                                                        ----------- -----------
                                                          1,112,930     907,150
                                                        ----------- -----------
                                                        $ 1,516,081 $ 1,319,197
                                                        =========== ===========

 Secured Notes

  The Company has available lines of credit, which are subject to renewal periodically, for warehousing of loans of $2,500,000,000 at December 31, 1997. Outstanding borrowings under these credit facilities are collateralized by loans of $395,081,000 at December 31, 1997. Upon the sale of loans, the notes are repaid.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) NOTES PAYABLE (CONTINUED)

  At December 31, 1997, the future minimum lease payments under capital lease obligations are as follows (dollars in thousands):

       1998............................................................. $ 4,685
       1999.............................................................   3,518
       2000.............................................................   3,183
       2001.............................................................   1,466
       2002.............................................................     512
       Thereafter.......................................................      15
                                                                         -------
       Total............................................................ $13,379
                                                                         =======

Included in the above amounts is $1,789,000 representing interest.

  The following table presents data on warehouse notes payable:

                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                 1997        1996       1995
                                              ----------  ----------  --------
                                                  (DOLLARS IN THOUSANDS)
   Weighted average interest rate for the
    year.....................................        6.2%        7.1%      7.7%
   Weighted average interest rate at end of
    year.....................................        6.6%        7.5%      6.6%
   Average amount outstanding for the year... $  904,717  $  799,282  $548,733
   Maximum amount outstanding at any month
    end...................................... $1,143,994  $1,281,698  $916,426

 Unsecured Notes

  The Company has an $800,000,000 unsecured revolving credit facility (the "Credit Facility") which expires June 30, 2000. At December 31, 1997, outstanding advances under the Credit Facility were $287,800,000.

  The aggregate amount of senior notes maturities for each of the five years following 1997 are as follows (dollars in thousands):

       1998............................................................ $ 40,000
       1999............................................................  190,000
       2000............................................................  110,000
       2001............................................................   35,000
       2002............................................................  325,000
       Thereafter......................................................  125,000
                                                                        --------
                                                                        $825,000
                                                                        ========

  The Company is required to comply with various operating and financial covenants defined in the agreements governing the issuance of the senior notes and the Credit Facility. In addition, certain of the Company's warehouse notes incorporate the restrictions contained in the senior notes or otherwise contain similar restrictions. The covenants restrict the payment of certain distributions including dividends. At December 31, 1997, the Company has available $358,468,000 for the payment of such distributions under the most restrictive of these covenants.

  Costs incurred in connection with the issuance of the unsecured notes have been deferred and are being amortized over the terms of the respective notes using a method that approximates level-yield. At December 31, 1997 and 1996, the unamortized debt issuance costs are $5,668,000 and $4,875,000, respectively.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) NOTES PAYABLE (CONTINUED)

  The following table presents data on unsecured notes payable:

                                                 YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                 1997        1996       1995
                                              ----------  ----------  --------
                                                  (DOLLARS IN THOUSANDS)
   Weighted average interest rate for the
    year.....................................        7.6%        8.2%      8.7%
   Weighted average interest rate at end of
    year.....................................        7.9%        7.8%      8.6%
   Average amount outstanding for the year... $1,207,848  $  822,833  $561,483
   Maximum amount outstanding at any month
    end...................................... $1,497,230  $1,010,150  $720,150

(7) SUBORDINATED DEBT

                                                             DECEMBER 31,
                                                        ------------------------
                                                            1997        1996
                                                        ------------ -----------
                                                        (DOLLARS IN THOUSANDS)
   7.3% due December 1, 2002(a)........................ $    150,000 $      --
   8.0% due December 1, 2007(a)........................      100,000        --
   7.8% due September 2, 1997..........................          --       2,000
                                                        ------------ ----------
                                                        $    250,000 $    2,000
                                                        ============ ==========

--------
(a) Interest on the notes is payable semiannually on June 1 and December 1, commencing June 1, 1998. The notes are unsecured, subordinated to all existing and future senior indebtedness, and effectively subordinated to all indebtedness and other obligations of the Company's subsidiaries.

  As of December 31, 1997, the unamortized subordinated debt issuance costs are $1,796,000. These costs are related to the $250,000,000 of subordinated debt issued in 1997. The subordinated debt issuance costs associated with the subordinated debt outstanding as of December 31, 1996 had been substantially amortized.

(8) ACCOUNTS PAYABLE AND OTHER LIABILITIES

  Accounts payable and other liabilities includes $415,365,000 and $246,018,000 at December 31, 1997 and 1996, respectively, of funds collected on loans sold and serviced for others. The Company is responsible for the collection of principal and interest which is remitted primarily in the month following collection. Also included in accounts payable and other liabilities at December 31, 1997 is an accrual for the loss on disposal of the Auto Finance division of $12,000,000 and the recognition of a servicing liability for the Auto Finance division of $8,700,000.

(9) INCOME TAXES

  The provision for income taxes from continuing operations is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
                                                        (DOLLARS IN THOUSANDS)
     Current......................................... $ 52,019 $ 14,359 $ 22,920
     Deferred........................................   43,101   43,449    9,639
                                                      -------- -------- --------
                                                      $ 95,120 $ 57,808 $ 32,559
                                                      ======== ======== ========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9) INCOME TAXES (CONTINUED)

  Deferred tax benefit relating to discontinued operations is $19,596,000 for the year ending December 31, 1997. Deferred tax expense from discontinued operations for the years ending December 31, 1996 and 1995 was not material.

  A reconciliation between the expected Federal income tax expense and the actual income tax expense is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1997      1996     1995
                                                  --------  --------  -------
                                                   (DOLLARS IN THOUSANDS)
   Income from continuing operations before
    income taxes................................. $227,749  $138,615  $78,631
   Statutory Federal income tax rate.............       35%       35%      35%
                                                  --------  --------  -------
   Computed expected income tax expense..........   79,712    48,515   27,521
   State income taxes net of Federal income tax
    benefit......................................   15,408     9,293    5,038
                                                  --------  --------  -------
                                                  $ 95,120  $ 57,808  $32,559
                                                  ========  ========  =======

  At December 31, 1997, the Company has state net operating loss carryforwards available of $24,924,000, expiring on various dates through 2017.

  The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Deferred tax assets:
     Provision for credit losses on loans not sold........... $  8,007 $  7,958
     Interest on non-accrual loans...........................   18,679   12,307
     Unearned insurance......................................    3,935    3,213
     Deferred bonuses........................................    5,318    4,880
     Auto division expense accruals..........................    4,988      --
     Other...................................................    3,266      713
                                                              -------- --------
                                                                44,193   29,071
                                                              -------- --------
   Deferred tax liabilities:
     Interest-only strip receivables.........................  200,019  162,552
     Depreciation and amortization...........................    4,042    2,883
                                                              -------- --------
                                                               204,061  165,435
                                                              -------- --------
   Net deferred tax liability................................ $159,868 $136,364
                                                              ======== ========

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

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

  The Company is obligated under noncancellable operating leases for property and equipment expiring at various dates through 2003. Minimum annual rental payments at December 31, 1997 are as follows (dollars in thousands):

       1998............................................................. $15,135
       1999.............................................................  12,619
       2000.............................................................   8,219
       2001.............................................................   5,221
       2002.............................................................   2,671
       Thereafter.......................................................       5
                                                                         -------
                                                                         $43,870
                                                                         =======

  Rent expense amounted to $14,462,000, $12,458,000 and $9,730,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company began development of an office building located in West Sacramento, California in May 1996, with completion expected in 1998. This project, which includes the purchase of land and building construction, is estimated to cost $87,000,000, and will be funded out of the general working capital of the Company. In addition, capitalized expenditures to complete the building for occupancy are anticipated to be approximately $10,000,000. Total expenditures including capitalized interest to date are $66,802,000. The 400,000 square foot building will help to centralize operations and support additional staff for the anticipated growth of the business.

  The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates primarily between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon sale of the loans, the advances are repaid. At December 31, 1997, the Company has made available to originators, lines of credit of approximately $88,000,000. Advances outstanding at December 31, 1997 and 1996, are $17,389,000 and $8,291,000, respectively, and are included in Receivables, net.

  In certain securitization transactions, the Company subordinates a portion of its interest in excess cash flows to the interest of investors. The investors' protection from losses is provided by the subordination of the Company's cash flows including among other methods, various combinations of cash deposits provided by the Company, subordination accounts and credit enhancement provided by third parties. At December 31, 1997 and 1996, short-term cash investments represent restricted cash deposits held in interest-bearing accounts for the protection of investors from losses. In addition, advances in connection with subordination accounts of $379,500,000 and $225,100,000 at December 31, 1997 and 1996, respectively, are included in interest-only strip receivables. In senior subordinated structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and credit enhancements provided by third parties, and in some cases the limited guarantee of the Company.

  In certain securitizations, limited guarantees are provided by the Company as credit enhancement. During the second quarter of 1997, the Company completed two asset-backed securitizations, one collateralized by Commercial Loans, and the other by Home Equity Loans which employed a senior/subordinate structure with the subordinate bonds enhanced by a limited guarantee by the Company. At December 31, 1997, these limited guarantees amounted to approximately $13,000,000.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

  In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into agreements that allow it to sell loans to certain trusts in the future at an agreed upon price. At December 31, 1997, under the terms of such agreements the Company had the right to deliver $207,710,000 of Home Equity Loans, $1,666,000 of Commercial Loans, $12,634,000 of Student Loans and $21,486,000 of Auto Loans, within approximately 90 days of such date.

  In addition, the Company occasionally purchases and sells government securities at agreed upon prices as an economic hedge. Losses on these transactions, which are included in the gain on sale of receivables amounted to $20,599,000, $1,139,000 and $5,110,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

  The Company generally sells its Home Equity Loans with servicing retained in mortgage pass-through transactions and in whole loan transactions. In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business due to commitments and obligations to service and repurchase loan receivables which are not included in the accompanying consolidated financial statements. These commitments and obligations do not necessarily represent future cash flow obligations. The obligations to repurchase Home Equity Loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $40,224,000 of Home Equity Loans at December 31, 1997 which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

  The Company's serviced loan portfolio is widely dispersed. At December 31, 1997, loans to borrowers in the State of California accounted for approximately 18% of total serviced loan portfolio, while no other state accounted for more than 7%.

  In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which will not in management's opinion, have a material adverse effect on the consolidated financial position or results of operations of the Company.

(11) RELATED PARTY TRANSACTIONS

  The Company leases corporate administrative offices in New Jersey from a joint venture which includes a general partnership, whose partners are shareholders and executive officers of the Company. The annual rent under this lease, which expires in 2000, is subject to certain adjustments, and was approximately $1,171,000, $1,184,000 and $1,200,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  In addition, the Company leases offices in California from a partnership, whose general partner is a corporation in which an executive officer is a majority shareholder. The annual rent under this lease which expires in March 1998 was $110,000, $203,000 and $203,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

(12) SHAREHOLDERS' EQUITY

  Foreign currency translation adjustment resulted in a gain of $104,000 in 1997. This gain represents the cumulative effect of translating assets and liabilities of the Company's U.K. subsidiaries.

  In May 1996, the shareholders of the Company approved the increase in authorized shares of the Company from 100,000,000 shares to 250,000,000 shares of common stock.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12) SHAREHOLDERS' EQUITY (CONTINUED)

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

(13) EMPLOYEE BENEFIT PLANS

 Defined Contribution Plan

  The Company has a defined contribution plan (401(k)) for all eligible employees. Contributions to the plan are in the form of employee salary deferrals which may be subject to employer matching contributions up to a specified limit. In addition, the Company may make an annual profit sharing contribution on behalf of its employees. The Company's cost for the plan, net of reallocated forfeitures, amounted to $8,282,000, $4,851,000 and $3,479,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

 Profit Sharing Plan

  The Company has a non-qualified profit sharing plan for certain employees. Contributions to this plan are based on a percentage of pretax profits. The Company's cost of the plan amounted to $9,342,000, $8,771,000 and $4,391,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

 Pension Plan

  The Company has a non-qualified, unfunded pension benefit plan. The purpose of the plan is to supplement the existing employee benefit plans for certain key executives. The benefits are based upon years of service and the employee's highest average compensation as defined.

  The following table sets forth the plan's status and amounts recognized in the Company's consolidated financial statements:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
   Actuarial present value of benefit obligations:
    Vested........................................... $       --   $     1,350
    Non-vested.......................................       2,402        1,979
                                                      -----------  -----------
   Accumulated benefit obligation....................       2,402        3,329
   Effect of projected future compensation levels....           3           94
                                                      -----------  -----------
   Projected benefit obligation......................       2,405        3,423
   Unrecognized prior service cost...................      (1,648)      (1,859)
   Unrecognized net gain (loss)......................         (15)          53
   Additional minimum liability......................       1,660        1,712
                                                      -----------  -----------
   Total pension liability........................... $     2,402  $     3,329
                                                      ===========  ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) EMPLOYEE BENEFIT PLANS (CONTINUED)

  In determining the projected benefit obligation for the year ended December 31, 1997, the discount rate is 7.0% pre-retirement and 7.0% post-retirement. For the year ended December 31, 1996, the discount rate was 7.5% pre-retirement and 7.0% post-retirement. The rate of increase in the future compensation levels was 4.0% in 1997 and 1996.

  Net periodic pension cost includes the following components:

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
                                                         (DOLLARS IN THOUSANDS)
   Service cost......................................... $   108 $   105 $   144
   Interest cost on projected benefit obligation........     156     222     206
   Net amortization and deferral........................     210     210     210
                                                         ------- ------- -------
   Net periodic pension cost............................ $   474 $   537 $   560
                                                         ======= ======= =======

  In determining the net periodic pension cost for the year ended December 31, 1997, the discount rate is 7.5% pre-retirement and 7.0% post-retirement. For the year ended December 31, 1996, the discount rate was 7.0% pre-retirement and post-retirement. For the year ended December 31, 1995, the discount rate was 7.5% pre-retirement and 7.0% post-retirement. The rate of increase in the future compensation levels was 4.0% in 1997, 1996 and 1995.

 Stock Option Plans

  The Company's 1991 Stock Option Plan, as amended, the 1995 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively the "Plans") provide for a total of 8,284,375 shares to be reserved for issuance.

  Options granted under the Plans may be incentive stock options or non-qualified stock options. The exercise price of both types of options is equal to 100% of the fair market value of the shares on the date of the grant.

  Twenty percent of the options initially granted under the Plans are exercisable by the holder one year after the date of grant, with an additional 20% of the options exercisable on the anniversary date of the grant for the next four years. No options shall be granted under the 1991 Stock Option Plan, the 1995 Stock Incentive Plan, or the 1997 Stock Incentive Plan after September 15, 2001, August 15, 2005, and August 13, 2007, respectively. Changes in options outstanding are as follows:

                                                     YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------
                                    1997                        1996                        1995
                         --------------------------- --------------------------- ---------------------------
                         NUMBER OF  WEIGHTED-AVERAGE NUMBER OF  WEIGHTED-AVERAGE NUMBER OF  WEIGHTED-AVERAGE
                          SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE
                         ---------  ---------------- ---------  ---------------- ---------  ----------------
Options outstanding at
 beginning of year...... 3,351,226       $13.95      3,168,090       $ 9.54      2,261,732       $ 4.27
Options granted......... 1,791,000        24.15        983,091        24.01      1,697,909        14.16
Options canceled........  (468,027)       18.02       (276,605)       15.34       (241,376)        6.23
Options exercised.......  (545,199)        8.78       (523,350)        6.13       (550,175)        3.57
                         ---------                   ---------                   ---------
Options outstanding at
 end of year............ 4,129,000        18.50      3,351,226        13.95      3,168,090         9.54
                         =========                   =========                   =========
Options exercisable.....   643,869        12.43        521,750         7.62        530,000         3.77
                         =========                   =========                   =========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                            WEIGHTED- REMAINING
                                                             AVERAGE  CONTRACTED
                                                  NUMBER OF EXERCISE   LIFE (IN
                                                   SHARES     PRICE     YEARS)
                                                  --------- --------- ----------
   Exercise prices:
     $2.84
       Options outstanding.......................    93,875   $2.84      --
       Options exercisable.......................    93,875    2.84
     $4.83-$7.07
       Options outstanding.......................   777,187    5.53      2.2
       Options exercisable.......................   190,489    5.41
     $9.57
       Options outstanding.......................    22,500    9.57      3.0
       Options exercisable.......................     9,000    9.57
     $15.90-$22.25
       Options outstanding....................... 2,085,713   19.55      4.1
       Options exercisable.......................   281,480   17.18
     $24.06-$28.63
       Options outstanding....................... 1,149,725   26.81      4.7
       Options exercisable.......................    69,025   25.82

  FAS No. 123 establishes a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Companies may continue to apply the accounting provisions of APB No. 25 in determining net income; however, they must apply the disclosure requirements of FAS No. 123 for all grants issued after 1994. The Company elected to continue to apply the provisions of APB No. 25 in accounting for the employee stock plans described above. Accordingly, no compensation cost has been recognized.

  Had compensation cost for these employee stock plans been determined based on the new fair value method under FAS No. 123, the Company's net income and net earnings per share would have been reduced based on the month of grant to the pro forma amounts indicated as follows:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
                                                        (DOLLARS IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
   Net income:
     As reported....................................... $92,088 $85,655 $48,715
                                                        ======= ======= =======
     Pro forma(1)...................................... $88,232 $83,677 $48,058
                                                        ======= ======= =======
   Net earnings per common share:
     As reported....................................... $  1.43 $  1.51 $  0.95
                                                        ======= ======= =======
     Pro forma(1)...................................... $  1.37 $  1.47 $  0.94
                                                        ======= ======= =======
   Net earnings per common share-assuming dilution:
     As reported....................................... $  1.43 $  1.46 $  0.94
                                                        ======= ======= =======
     Pro forma(1)...................................... $  1.37 $  1.43 $  0.93
                                                        ======= ======= =======

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) EMPLOYEE BENEFIT PLANS (CONTINUED)

--------
(1) The pro forma amounts noted above only reflect the effects of stock-based compensation grants made after 1994. Because stock options are granted each year and generally vest over five years, these pro forma amounts may not reflect the full effect of applying the (optional) fair value method established by FAS No. 123 that would be expected if all outstanding stock option grants were accounted for under this method.

  The fair value of each option grant is estimated based on the date of grant. In determining the fair value, the Company used a modified Black-Scholes option-pricing model. For the fixed stock option plans, the following weighted-average assumptions are used for 1997, 1996 and 1995, respectively: expected dividend yield of 0.47%, 0.35% and 0.45%; expected volatility of 54.47%, 46.34% and 45.45%; risk-free interest rates of 6.53%, 6.41% and 5.96%;
and expected lives of five for all three years. The weighted-average grant-date fair value of options granted are $11.49, $11.44 and $6.56 for the years ended December 31, 1997, 1996 and 1995, respectively. Compensation expense resulting from the granting of stock options relating to discontinued operations was not material.

(14) OTHER OPERATING EXPENSES

 Other operating expenses include the following:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
   Advertising...................................... $ 60,692 $ 51,848 $ 38,005
   Depreciation and amortization....................   21,107   15,116    8,362
   Loan expenses....................................   25,037   16,217   10,921
   Office, stationery and supplies..................   45,094   33,046   22,036
   Professional fees................................   15,293   16,102    6,360
   Occupancy costs..................................   14,462   12,458    9,730
   Other expenses...................................   44,865   30,289   20,026
                                                     -------- -------- --------
                                                     $226,550 $175,076 $115,440
                                                     ======== ======== ========


(15) RECONCILIATION OF BASIC AND DILUTED NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

                                               YEAR ENDED DECEMBER 31, 1997
                                            -----------------------------------
                                              INCOME       SHARES     PER-SHARE
                                            (NUMERATOR) (DENOMINATOR)  AMOUNT
                                            ----------- ------------- ---------
                                                  (DOLLARS IN THOUSANDS,
                                                 EXCEPT PER SHARE AMOUNTS)
Income from continuing operations..........  $132,629
Less: Preferred stock dividends............    (8,970)
                                             --------
BASIC EPS
Income available to common stockholders....   123,659    58,095,111     $2.13
                                                                        =====
EFFECT OF DILUTIVE SECURITIES
Stock options..............................               1,079,705
Convertible preferred stock................     8,970     5,215,000
                                             --------    ----------
DILUTED EPS
Income available to common stockholders +
 assumed conversions.......................  $132,629    64,389,816     $2.06
                                             ========    ==========     =====

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) RECONCILIATION OF BASIC AND DILUTED NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS (CONTINUED)

                                               YEAR ENDED DECEMBER 31, 1996
                                            -----------------------------------
                                              INCOME       SHARES     PER-SHARE
                                            (NUMERATOR) (DENOMINATOR)  AMOUNT
                                            ----------- ------------- ---------
                                                  (DOLLARS IN THOUSANDS,
                                                 EXCEPT PER SHARE AMOUNTS)
Income from continuing operations..........   $80,807
Less: Preferred stock dividends............      (621)
                                              -------
BASIC EPS
Income available to common stockholders....    80,186    56,375,277     $1.42
                                                                        =====
EFFECT OF DILUTIVE SECURITIES
Stock options..............................               1,164,154
Convertible preferred stock................       621       859,891
                                              -------    ----------
DILUTED EPS
Income available to common stockholders +
 assumed conversions.......................   $80,807    58,399,322     $1.38
                                              =======    ==========     =====


                                               YEAR ENDED DECEMBER 31, 1995
                                            -----------------------------------
                                              INCOME       SHARES     PER-SHARE
                                            (NUMERATOR) (DENOMINATOR)  AMOUNT
                                            ----------- ------------- ---------
                                                  (DOLLARS IN THOUSANDS,
                                                 EXCEPT PER SHARE AMOUNTS)
Income from continuing operations..........   $46,072
BASIC EPS
Income available to common stockholders....    46,072    51,023,609     $0.90
                                                                        =====
EFFECT OF DILUTIVE SECURITIES
Stock options..............................                 767,178
                                              -------    ----------
DILUTED EPS
Income available to common stockholders +
 assumed conversions.......................   $46,072    51,790,787     $0.89
                                              =======    ==========     =====

  Options on 535,500, 491,250 and 1,352,909 shares of common stock were not included in computing diluted earnings per share for the years ended December 31, 1997, 1996 and 1995, respectively, as they were antidilutive.

(16) FAIR VALUES OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. FAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

  Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments are set forth below:

                                             YEARS ENDED DECEMBER 31,
                                    -------------------------------------------
                                            1997                  1996
                                    --------------------- ---------------------
                                     CARRYING  ESTIMATED   CARRYING  ESTIMATED
                                      VALUE    FAIR VALUE   VALUE    FAIR VALUE
                                    ---------- ---------- ---------- ----------
                                              (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents(a)..... $  301,669 $  301,669 $  162,945 $  162,945
  Short-term cash investments(a)...    195,580    195,580    161,703    161,703
  Receivables(b)...................  1,287,484  1,376,000  1,157,889  1,250,000
  Interest-only strip
   receivables(c)..................  1,170,254  1,170,254    811,400    811,400
Financial Liabilities:
  Notes payable (excluding senior
   notes)(d).......................    691,081    691,081    682,197    682,197
  Unsecured--senior notes(d).......    825,000    836,000    637,000    648,000
  Subordinated debt(e).............    250,000    242,000      2,000      2,000

--------
(a) The carrying value of cash, cash equivalents and short-term cash investments is considered to be a reasonable estimate of fair value.

(b) Since it is the Company's business to sell loans it originates, the fair values were estimated using current investor yields or outstanding commitments from investors. The fair value for non-performing loans was based upon recent appraisals of collateral securing such loans. Included in the carrying value and estimated fair value of receivables is the mark-to-market effect of any open economic hedge transactions, which were insignificant at December 31, 1997 and 1996.

(c) The interest-only strip receivables are carried at fair value (see Note
    4).

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

  The fair value estimates made at December 31, 1997 and 1996, were based upon pertinent market data and relevant information about the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the estimates.

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

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) SELECTED QUARTERLY DATA (UNAUDITED)

  The following represents selected quarterly financial data of the Company, which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation:

                                             THREE MONTHS ENDED
                                 ---------------------------------------------
                                  MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                 ----------  ---------- ----------  ----------
                                          (DOLLARS IN THOUSANDS, EXCEPT
                                                PER SHARE AMOUNTS)
1997
 Revenues....................... $  171,817  $  177,877 $  243,000  $  238,107
 Net income before income taxes.     43,698      43,706     74,378      65,967
 Net income from continuing
  operations....................     24,558      25,756     43,163      39,152
 Net income (loss) from
  discontinued operations.......      2,141       4,468     (8,109)    (39,041)
 Net income.....................     26,699      30,224     35,054         111
NET EARNINGS (LOSS) PER COMMON
 SHARE:
 Continuing operations.......... $     0.39  $     0.41 $     0.70  $     0.63
 Discontinued operations........       0.04        0.08      (0.14)      (0.67)
                                 ----------  ---------- ----------  ----------
 Net income..................... $     0.43  $     0.49 $     0.56  $    (0.04)
                                 ==========  ========== ==========  ==========
 Weighted average number of
  shares outstanding--basic..... 57,867,152  57,996,580 58,194,429  58,316,257
                                 ==========  ========== ==========  ==========
NET EARNINGS (LOSS) PER COMMON
 SHARE--ASSUMING DILUTION:
 Continuing operations.......... $     0.38  $     0.40 $     0.66  $     0.61
 Discontinued operations........       0.03        0.07      (0.12)      (0.60)
                                 ----------  ---------- ----------  ----------
 Net income..................... $     0.41  $     0.47 $     0.54  $     0.01
                                 ==========  ========== ==========  ==========
 Weighted average number of
  shares outstanding--diluted... 64,198,653  64,265,320 64,921,108  64,543,020
                                 ==========  ========== ==========  ==========

1996
 Revenues....................... $  130,428  $  131,711 $  161,673  $  181,227
 Net income before income taxes.     28,151      21,631     42,106      46,727
 Net income from continuing
  operations....................     16,560      12,585     24,852      26,810
 Net income (loss) from
  discontinued operations.......     (2,356)      6,312     (2,132)      3,024
 Net income.....................     14,204      18,897     22,720      29,834
NET EARNINGS (LOSS) PER COMMON
 SHARE:
 Continuing operations.......... $     0.31  $     0.22 $     0.43  $     0.45
 Discontinued operations........      (0.04)       0.11      (0.04)       0.05
                                 ----------  ---------- ----------  ----------
 Net income..................... $     0.27  $     0.33 $     0.39  $     0.50
                                 ==========  ========== ==========  ==========
 Weighted average number of
  shares outstanding--basic..... 52,742,197  57,487,314 57,540,705  57,703,490
                                 ==========  ========== ==========  ==========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(17) SELECTED QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                              THREE MONTHS ENDED
                                  ---------------------------------------------
                                   MARCH 31    JUNE 30    SEPT. 30    DEC. 31
                                  ----------  ---------- ----------  ----------
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                   AMOUNTS)
NET EARNINGS (LOSS) PER COMMON
 SHARE--ASSUMING DILUTION:
 Continuing operations........... $     0.31  $     0.21 $     0.42  $     0.43
 Discontinued operations.........      (0.04)       0.11      (0.04)       0.05
                                  ----------  ---------- ----------  ----------
 Net income...................... $     0.27  $     0.32 $     0.38  $     0.48
                                  ==========  ========== ==========  ==========
 Weighted average number of
  shares outstanding-- diluted... 53,978,406  58,931,031 58,819,160  62,494,392
                                  ==========  ========== ==========  ==========

  Amounts presented for the first, second and third quarters of 1997 and all quarters of 1996 have been restated from previously reported amounts in order to reflect the discontinued operations relating to the Auto Finance division (see Note 2). Additionally, net earnings per common share amounts have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 (see Notes 1 and 15).

(18) SUBSIDIARY GUARANTORS

  On April 15, 1997, the Company completed a public offering of $175,000,000 of 8.05% senior notes due 2002 and $125,000,000 of 8.375% senior notes due 2004 (collectively the "Senior Notes"). The Senior Notes constitute unsecured and unsubordinated senior indebtedness of the Company. The unsecured, joint and several, basis by certain of the Company's wholly-owned subsidiaries (the "Guarantors"), although the Subsidiary Guarantees may terminate prior to maturity of the Senior Notes upon the occurrence of certain circumstances. The Senior Notes rank equally in right of payment, on a pair passu basis, with all existing and future unsecured and unsubordinated indebtedness and guarantees of the Guarantors. The ability of the Company's subsidiaries to pay dividends or make payments on intercompany indebtedness will be subject to applicable state laws. The net proceeds of this offering were used to repay a portion of the indebtedness outstanding under certain credit facilities.

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

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) SUBSIDIARY GUARANTORS (CONTINUED)

                CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                        COMBINED     COMBINED
                           PARENT      GUARANTOR       NON-
                           COMPANY    SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         -----------  ------------ ------------ ------------ ------------
         ASSETS
         ------
Cash and cash
 equivalents............ $   284,495   $   21,539   $   (4,365)  $     --     $  301,669
Short-term cash
 investments............         --           --       195,580         --        195,580
Receivables, net........         743    1,082,547      204,194         --      1,287,484
Interest-only strip
 receivables............         --           --     1,170,254         --      1,170,254
Investment in
 subsidiaries...........     469,766        4,142          --     (473,908)          --
Property and equipment,
 net....................         --       150,010        3,064         --        153,074
Other...................       9,181       18,574          885         --         28,640
                         -----------   ----------   ----------   ---------    ----------
                         $   764,185   $1,276,812   $1,569,612   $(473,908)   $3,136,701
                         ===========   ==========   ==========   =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Liabilities:
  Notes payable......... $ 1,504,490   $   11,591   $      --    $     --     $1,516,081
  Accounts payable and
   other liabilities....      26,804      498,383       17,024         --        542,211
  Income taxes,
   principally deferred.     (64,273)     184,552       32,598         --        152,877
  Unearned insurance
   commissions..........         --         9,466          --          --          9,466
  Due to (from) parent
   and affiliates.......  (1,618,798)     207,667    1,411,207         (76)          --
                         -----------   ----------   ----------   ---------    ----------
                            (151,777)     911,659    1,460,829         (76)    2,220,635
                         -----------   ----------   ----------   ---------    ----------
Subordinated debt.......     250,000          --           --          --        250,000
                         -----------   ----------   ----------   ---------    ----------
Shareholders' equity:
  Preferred stock.......     133,363          --           --          --        133,363
  Common stock..........     196,748       27,366        3,190     (30,556)      196,748
  Paid-in capital.......         --        12,553       47,897     (60,450)          --
  Foreign currency
   translation
   adjustment...........         --           104          --          --            104
  Retained earnings.....     335,851      325,130       57,696    (382,826)      335,851
                         -----------   ----------   ----------   ---------    ----------
                             665,962      365,153      108,783    (473,832)      666,066
                         -----------   ----------   ----------   ---------    ----------
                         $   764,185   $1,276,812   $1,569,612   $(473,908)   $3,136,701
                         ===========   ==========   ==========   =========    ==========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) SUBSIDIARY GUARANTORS (CONTINUED)

                CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION

                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                        COMBINED     COMBINED
                           PARENT      GUARANTOR   NON-GUARANTOR
         ASSETS            COMPANY    SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
         ------          -----------  ------------ ------------- ------------ ------------
Cash and cash
 equivalents............ $   194,532   $  (40,968)  $    9,381    $     --     $  162,945
Short-term cash
 investments............         --           --       161,703          --        161,703
Receivables, net........         --       964,259      193,630          --      1,157,889
Interest-only strip
 receivables............         --           --       811,400          --        811,400
Investment in
 subsidiaries...........     367,246        2,684          --      (369,930)          --
Property and equipment,
 net....................         --        71,636        1,822          --         73,458
Other...................       5,204       18,516          825          --         24,545
                         -----------   ----------   ----------    ---------    ----------
                         $   566,982   $1,016,127   $1,178,761    $(369,930)   $2,391,940
                         ===========   ==========   ==========    =========    ==========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
  --------------------
Liabilities:
  Notes payable......... $ 1,315,394   $    3,803   $      --     $     --     $1,319,197
  Accounts payable and
   other liabilities....      21,926      303,207        8,150          --        333,283
  Income taxes,
   principally deferred.     (20,568)     147,545       20,220          --        147,197
  Unearned insurance
   commissions..........         --         7,754          --           --          7,754
  Due to (from) parent
   and affiliates.......  (1,334,279)     270,844    1,063,507          (72)          --
                         -----------   ----------   ----------    ---------    ----------
                             (17,527)     733,153    1,091,877          (72)    1,807,431
                         -----------   ----------   ----------    ---------    ----------
Subordinated debt.......       2,000          --           --           --          2,000
                         -----------   ----------   ----------    ---------    ----------
Shareholders' equity:...
  Preferred stock.......     133,363          --           --           --        133,363
  Common stock..........     188,276       20,413        3,190      (23,603)      188,276
  Paid-in capital.......         --         9,103       47,897      (57,000)          --
  Retained earnings.....     260,870      253,458       35,797     (289,255)      260,870
                         -----------   ----------   ----------    ---------    ----------
                             582,509      282,974       86,884     (369,858)      582,509
                         -----------   ----------   ----------    ---------    ----------
                         $   566,982   $1,016,127   $1,178,761    $(369,930)   $2,391,940
                         ===========   ==========   ==========    =========    ==========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) SUBSIDIARY GUARANTORS (CONTINUED)

                       CONSOLIDATING STATEMENTS OF INCOME

                          YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                     COMBINED     COMBINED
                          PARENT    GUARANTOR   NON-GUARANTOR
                          COMPANY  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          -------  ------------ ------------- ------------ ------------
Revenues:
  Gain on sale of
   receivables..........  $   --     $543,567      $30,986      $    --      $574,553
  Finance income, fees
   earned and other.....    7,161     211,585       37,502           --       256,248
                          -------    --------      -------      --------     --------
                            7,161     755,152       68,488           --       830,801
                          -------    --------      -------      --------     --------
Expenses:
  Operating expenses....    4,789     436,395       19,650           --       460,834
  Interest..............    2,405     123,684       16,129           --       142,218
                          -------    --------      -------      --------     --------
                            7,194     560,079       35,779           --       603,052
                          -------    --------      -------      --------     --------
Income (loss) from
 continuing operations
 before income taxes and
 undistributed income of
 subsidiaries...........      (33)    195,073       32,709           --       227,749
Income taxes (benefit)..       (6)     83,129       11,997           --        95,120
                          -------    --------      -------      --------     --------
Income (loss) from
 continuing operations..      (27)    111,944       20,712           --       132,629
Income (loss) from
 operations of Auto
 Finance division less
 applicable income taxes
 (benefit)..............      --      (34,606)       1,187           --       (33,419)
Loss on disposal of Auto
 Finance division,
 including provision of
 $3,000 for operating
 losses during phase-out
 period, less applicable
 income taxes (benefit).      --       (7,122)         --            --        (7,122)
Equity in undistributed
 income of subsidiaries.   92,115       1,458          --        (93,573)         --
                          -------    --------      -------      --------     --------
Net income..............  $92,088    $ 71,674      $21,899      $(93,573)    $ 92,088
                          =======    ========      =======      ========     ========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) SUBSIDIARY GUARANTORS (CONTINUED)

                       CONSOLIDATING STATEMENTS OF INCOME

                          YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                    COMBINED     COMBINED
                          PARENT   GUARANTOR   NON-GUARANTOR
                          COMPANY SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          ------- ------------ ------------- ------------ ------------
Revenues:
  Gain on sale of
   receivables..........  $   296   $371,585      $23,239      $    --      $395,120
  Finance income, fees
   earned and other.....    5,841    175,207       28,871           --       209,919
                          -------   --------      -------      --------     --------
                            6,137    546,792       52,110           --       605,039
                          -------   --------      -------      --------     --------
Expenses:
  Operating expenses....    4,814    324,681       18,278           --       347,773
  Interest..............    1,323    106,668       10,660           --       118,651
                          -------   --------      -------      --------     --------
                            6,137    431,349       28,938           --       466,424
                          -------   --------      -------      --------     --------
Income from continuing
 operations before
 income taxes and
 undistributed income of
 subsidiaries...........      --     115,443       23,172           --       138,615
Income taxes............      --      49,809        7,999           --        57,808
                          -------   --------      -------      --------     --------
Income from continuing
 operations.............      --      65,634       15,173           --        80,807
Income from operations
 of Auto Finance
 division less
 applicable income
 taxes..................      --       4,528          320           --         4,848
Equity in undistributed
 income of subsidiaries.   85,655      1,094          --        (86,749)         --
                          -------   --------      -------      --------     --------
Net income..............  $85,655   $ 71,256      $15,493      $(86,749)    $ 85,655
                          =======   ========      =======      ========     ========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) SUBSIDIARY GUARANTORS (CONTINUED)

                       CONSOLIDATING STATEMENTS OF INCOME

                          YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                     COMBINED     COMBINED
                          PARENT    GUARANTOR   NON-GUARANTOR
                          COMPANY  SUBSIDIARIES SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          -------  ------------ ------------- ------------ ------------
Revenues:
  Gain on sale of
   receivables..........  $   --     $251,229      $22,738      $    --      $273,967
  Finance income, fees
   earned
   and other............    6,363     128,915       16,770           --       152,048
                          -------    --------      -------      --------     --------
                            6,363     380,144       39,508           --       426,015
                          -------    --------      -------      --------     --------
Expenses:
  Operating expenses....    6,365     231,169       17,020           --       254,554
  Interest..............       (2)     81,288       11,544           --        92,830
                          -------    --------      -------      --------     --------
                            6,363     312,457       28,564           --       347,384
                          -------    --------      -------      --------     --------
Income from continuing
 operations before
 income taxes and
 undistributed income of
 subsidiaries...........      --       67,687       10,944           --        78,631
Income taxes (benefit)..       (4)     28,615        3,948           --        32,559
                          -------    --------      -------      --------     --------
Income from continuing
 operations.............        4      39,072        6,996           --        46,072
Income from operations
 of Auto Finance
 division less
 applicable income
 taxes..................      --        2,643          --            --         2,643
Equity in undistributed
 income of subsidiaries.   48,711         873          --        (49,584)         --
                          -------    --------      -------      --------     --------
Net income..............  $48,715    $ 42,588      $ 6,996      $(49,584)    $ 48,715
                          =======    ========      =======      ========     ========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) SUBSIDIARY GUARANTORS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                     SUBSIDIARIES  SUBSIDIARIES
                           PARENT     GUARANTOR    NON-GUARANTOR
                           COMPANY     COMBINED      COMBINED    ELIMINATIONS CONSOLIDATED
                          ---------  ------------  ------------- ------------ ------------
Cash flows from
 operating activities:
 Net income.............  $  92,088  $    71,674     $  21,899     $(93,573)  $    92,088
 Adjustments to
  reconcile net income
  to net cash provided
  by (used in)
  operations:
 Equity in undistributed
  income of
  subsidiaries..........    (92,088)      (1,485)          --        93,573           --
 Discontinued
  Operations............        --        39,354         1,187          --         40,541
 Depreciation and
  amortization..........      2,369       18,123           615          --         21,107
 Provision for deferred
  income taxes..........        --        24,119         3,228          --         27,347
 Provision for credit
  losses on loans not
  sold..................        --         9,223           --           --          9,223
 Net unrealized gain on
  valuation of interest-
  only strip
  receivables...........        --           --        (77,866)         --        (77,866)
 Net changes in
  operating assets and
  liabilities:
  Increase in short-term
   cash investments.....        --           --        (33,877)         --        (33,877)
  Proceeds from loans
   sold.................        --     7,136,711       566,598          --      7,703,309
  Loans originated and
   purchased............        --    (7,218,720)     (582,294)         --     (7,801,014)
  Loans repurchased.....        --        (4,196)          --           --         (4,196)
  Sale of certain
   interest-only strip
   receivables..........        --           --        109,000          --        109,000
  Decrease (increase) in
   other receivables....       (743)     (44,316)        5,132          --        (39,927)
  Increase in interest-
   only strip
   receivables..........        --           --       (420,033)         --       (420,033)
  Increase (decrease) in
   accounts payable and
   other liabilities....      4,878       (1,146)       18,024          --         21,756
  Other, net............    (41,407)      10,226        28,798          --         (2,383)
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  (used in) operating
  activities............    (34,903)      39,567      (359,589)         --       (354,925)
                          =========  ===========     =========     ========   ===========
Cash flows from
 investing activities:
 Purchase of property
  and equipment.........        --       (53,421)       (1,857)         --        (55,278)
 Construction in
  progress..............        --       (43,507)          --           --        (43,507)
 Payment for purchase of
  servicing company, net
  of cash acquired......        --        (2,422)          --           --         (2,422)
 Payment for purchase of
  assets of mortgage
  company...............        --        (2,200)          --           --         (2,200)
 Investment in and
  advances to
  subsidiaries..........   (294,951)     (52,749)      347,700          --            --
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  (used in) investing
  activities............   (294,951)    (154,299)      345,843          --       (103,407)
                          ---------  -----------     ---------     --------   -----------
Cash flows from
 financing activities:
 Net increase (decrease)
  in secured credit
  facilities............    (16,684)       7,788           --           --         (8,896)
 Net increase in
  unsecured credit
  facilities............     37,800          --            --           --         37,800
 Principal payments on
  unsecured senior note.   (132,020)         --            --           --       (132,020)
 Proceeds from unsecured
  notes.................    300,000          --            --           --        300,000
 Principal payments on
  subordinated debt.....     (2,000)         --            --           --         (2,000)
 Proceeds from
  subordinated debt.....    250,000          --            --           --        250,000
 Debt issuance costs....     (4,958)         --            --           --         (4,958)
 Net increase in
  collections payable...        --       169,347           --           --        169,347
 Proceeds from exercise
  of stock options......      4,786          --            --           --          4,786
 Dividends paid.........    (17,107)         --            --           --        (17,107)
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  financing activities..    419,817      177,135           --           --        596,952
                          ---------  -----------     ---------     --------   -----------
Effect of exchange rate
 changes on cash and
 cash equivalents.......        --           104           --           --            104
                          ---------  -----------     ---------     --------   -----------
 Net increase (decrease)
  in cash and cash
  equivalents...........     89,963       62,507       (13,746)         --        138,724
Cash and cash
 equivalents at the
 beginning of period....    194,532      (40,968)        9,381          --        162,945
                          ---------  -----------     ---------     --------   -----------
Cash and cash
 equivalents at the end
 of period..............  $ 284,495  $    21,539     $  (4,365)    $    --    $   301,669
                          =========  ===========     =========     ========   ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) SUBSIDIARY GUARANTORS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                       COMBINED      COMBINED
                           PARENT     GUARANTOR    NON-GUARANTOR
                           COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          ---------  ------------  ------------- ------------ ------------
Cash flows from
 operating activities:
 Net income.............  $  85,655  $    71,256     $  15,493     $(86,749)  $    85,655
 Adjustments to
  reconcile net income
  to net cash provided
  by (used in)
  operations:
 Equity in undistributed
  income of
  subsidiaries..........    (85,655)      (1,094)          --        86,749           --
 Discontinued
  Operations............                  (5,168)          320          --         (4,848)
 Depreciation and
  amortization..........      2,499       12,188           429          --         15,116
 Provision for deferred
  income taxes..........        --        41,032         5,975          --         47,007
 Provision for credit
  losses on loans not
  sold..................        --        14,828           --           --         14,828
 Net changes in
  operating assets and
  liabilities:
  Increase in short-term
   cash investments.....        --           --        (83,449)         --        (83,449)
  Proceeds from loans
   sold.................        --     5,061,776       387,464          --      5,449,240
  Loans originated and
   purchased............        --    (5,234,595)     (458,459)         --     (5,693,054)
  Loans repurchased.....        --        (6,971)          --           --         (6,971)
  Decrease (increase) in
   other receivables....        274       (2,413)      (13,903)         --        (16,042)
  Increase in interest-
   only strip
   receivables..........        --           --       (274,645)         --       (274,645)
  Increase in accounts
   payable and other
   liabilities..........        775       25,214         2,393          --         28,382
  Other, net............       (490)      15,271       (18,355)         --         (3,574)
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  (used in) operating
  activities............      3,058       (8,676)     (436,737)         --       (442,355)
                          ---------  -----------     ---------     --------   -----------
Cash flows from
 investing activities:
 Purchase of property
  and equipment.........        --       (31,733)         (697)         --        (32,430)
 Construction in
  progress..............        --       (16,182)          --           --        (16,182)
 Investment in and
  advances to
  subsidiaries..........   (445,746)      (5,108)      450,854          --            --
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  (used in) investing
  activities............   (445,746)     (53,023)      450,157          --        (48,612)
                          ---------  -----------     ---------     --------   -----------
Cash flows from
 financing activities:
 Net increase (decrease)
  in secured credit
  facilities............     53,130         (715)          --           --         52,415
 Net increase in
  unsecured credit
  facilities............    250,000          --            --           --        250,000
 Principal payments on
  unsecured senior note.    (83,000)         --            --           --        (83,000)
 Proceeds from unsecured
  notes.................     20,000          --            --           --         20,000
 Principal payments on
  subordinated debt.....    (22,000)         --            --           --        (22,000)
 Debt issuance costs....     (1,413)         --            --           --         (1,413)
 Net increase in
  collections payable...        --        82,839           --           --         82,839
 Net proceeds from
  issuance of preferred
  stock.................    133,363          --            --           --        133,363
 Net proceeds from
  issuance of common
  stock.................    122,128          --            --           --        122,128
 Proceeds from exercise
  of stock options......      2,953          --            --           --          2,953
 Dividends paid.........     (6,308)         --            --           --         (6,308)
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  financing activities..    468,853       82,124           --           --        550,977
                          ---------  -----------     ---------     --------   -----------
 Net increase in cash
  and cash equivalents..     26,165       20,425        13,420          --         60,010
Cash and cash
 equivalents at the
 beginning of period....    168,367      (61,393)       (4,039)         --        102,935
                          ---------  -----------     ---------     --------   -----------
Cash and cash
 equivalents at the end
 of period..............  $ 194,532  $   (40,968)    $   9,381     $    --    $   162,945
                          =========  ===========     =========     ========   ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) SUBSIDIARY GUARANTORS (CONTINUED)

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                       COMBINED      COMBINED
                           PARENT     GUARANTOR    NON-GUARANTOR
                           COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                          ---------  ------------  ------------- ------------ ------------
Cash flows from
 operating activities:
 Net income.............  $  48,715  $    42,588     $   6,996     $(49,584)  $    48,715
 Adjustments to
  reconcile net income
  to net cash provided
  by (used in)
  operations:
 Equity in undistributed
  income of
  subsidiaries..........    (48,715)        (869)          --        49,584           --
 Discontinued
  Operations............                  (2,643)          --           --         (2,643)
 Depreciation and
  amortization..........      1,888        6,150           324          --          8,362
 Provision for deferred
  income taxes..........        --         8,401         3,632          --         12,033
 Provision for credit
  losses on loans not
  sold..................        --        19,794           428          --         20,222
 Net changes in
  operating assets and
  liabilities:
  Increase in short-term
   cash investments.....        --           --        (24,443)         --        (24,443)
  Proceeds from loans
   sold.................        --     3,129,486       379,338          --      3,508,824
  Loans originated and
   purchased............        --    (3,453,842)     (369,129)         --     (3,822,971)
  Loans repurchased.....        --        (9,059)          --           --         (9,059)
  Decrease (increase) in
   other receivables....       (191)      49,896       (80,117)         --        (30,412)
  Increase in interest-
   only strip
   receivables..........        --           --       (196,070)         --       (196,070)
  Increase (decrease) in
   accounts payable and
   other liabilities....      9,692       17,982        (1,425)         --         26,249
  Other, net............    (11,153)       5,790          (862)         --         (6,225)
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  (used in) operating
  activities............        236     (186,326)     (281,328)         --       (467,418)
                          =========  ===========     =========     ========   ===========
Cash flows from
 investing activities:
 Purchase of property
  and equipment.........        --       (16,684)         (782)         --        (17,466)
 Investment in and
  advances to
  subsidiaries..........   (373,689)     100,528       273,161          --            --
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  (used in) investing
  activities............   (373,689)      83,844       272,379          --        (17,466)
                          ---------  -----------     ---------     --------   -----------
Cash flows from
 financing activities:
 Net increase (decrease)
  in secured credit
  facilities............     84,861         (389)          --           --         84,472
 Net increase in
  unsecured credit
  facilities............      5,000          --            --           --          5,000
 Principal payments on
  unsecured senior note.   (245,000)         --            --           --       (245,000)
 Proceeds from unsecured
  notes.................    555,000          --            --           --        555,000
 Debt issuance costs....     (2,902)         --            --           --         (2,902)
 Net increase (decrease)
  in collections
  payable...............        --        79,009          (392)         --         78,617
 Proceeds from exercise
  of stock options......      1,640          --            --           --          1,640
 Dividends paid.........     (3,492)         --            --           --         (3,492)
                          ---------  -----------     ---------     --------   -----------
 Net cash provided by
  (used in) financing
  activities............    395,107       78,620          (392)         --        473,335
                          ---------  -----------     ---------     --------   -----------
 Net increase (decrease)
  in cash and cash
  equivalents...........     21,654      (23,862)       (9,341)         --        (11,549)
Cash and cash
 equivalents at the
 beginning of period....    146,713      (37,531)        5,302          --        114,484
                          ---------  -----------     ---------     --------   -----------
Cash and cash
 equivalents at the end
 of period..............  $ 168,367  $   (61,393)    $  (4,039)    $    --    $   102,935
                          =========  ===========     =========     ========   ===========

                     THE MONEY STORE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) SUBSEQUENT EVENT

  On March 4, 1998 the Company signed a definitive merger agreement with First Union Corporation, a leading provider of financial services with assets of $157,000,000,000. In connection with this transaction, First Union Corporation will acquire all of the outstanding stock of the Company. It is anticipated that the transaction will close in the third quarter of 1998 pending approval by shareholders and regulatory agencies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company hereby incorporates by reference herein information in its proxy statement relating to its 1998 Annual Meeting of Shareholders which contains the information called for by Item 10 of the Form 10-K. The proxy will be filed at a later date with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

  The Company hereby incorporates by reference herein information in its proxy statement relating to its 1998 Annual Meeting of Shareholders which contains the information called for by Item 11 of the Form 10-K. The proxy will be filed at a later date with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company hereby incorporates by reference herein information in its proxy statement relating to its 1998 Annual Meeting of Shareholders which contains the information called for by Item 12 of the Form 10-K. The proxy will be filed at a later date with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company hereby incorporates by reference herein information in its proxy statement relating to its 1998 Annual Meeting of Shareholders which contains the information called for by Item 13 of the Form 10-K. The proxy will be filed at a later date with the Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial statements

  The following consolidated financial statements of The Money Store Inc. and subsidiaries are included in Part II, Item 8 of this report

                                                                        PAGE(S)
                                                                        -------
   Independent Auditors' Report........................................     36
   Consolidated Statements of Financial Condition--December 31, 1997
    and 1996...........................................................     37
   Consolidated Statements of Income--Years ended December 31, 1997,
    1996 and 1995......................................................     38
   Consolidated Statements of Shareholders' Equity--Years ended
    December 31, 1997, 1996 and 1995...................................     39
   Consolidated Statements of Cash Flows--Years Ended December 31,
    1997, 1996 and 1995................................................     40
   Notes to Consolidated Financial Statements..........................  41-71

  (2) Financial statement schedules

     None required.
      (3) Exhibits.....................................................     73


 EXHIBIT
   NO.                                       DESCRIPTION
 -------                                     -----------
 2.1     Merger Agreement dated as of March 4, 1998 by and among First Union
           Corporation, First Union National Bank, and the Registrant. Incorporated by
           reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated
           March 4, 1998 (the "Merger 8-K").

 3.1     Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended
           December 31, 1996 (the "1996 10-K").

 3.2     Amended and Restated By-Laws of the Registrant. Incorporated by reference to
           Exhibit 3.2 to the Registrant's Registration Statement on Form S-1; File No.
           33-41172.

 3.3     Certificate of Amendment to the Restated Certificate of Incorporation of the
           Registrant, dated October 12, 1995. Incorporated by reference to Exhibit 3.3 to the Registrant's 1996 10-K.

 3.4     Certificate of Amendment to the Restated Certificate of Incorporation of the
           Registrant, dated May 15, 1996. Incorporated by reference to Exhibit 3.4 to the
           Registrant's 1996 10-K.

 3.5     Certificate of Amendment to the Restated Certificate of Incorporation of the
           Registrant, dated October 30, 1996. Incorporated by reference to Exhibit 3.5 to the Registrant's 1996 10-K.

 4.1     Specimen Common Stock Certificate of the Registrant. Incorporated by reference to
           Exhibit 4.1 to the Registrant's Registration Statement on Form S-1; File No. 33-
           41172.

 4.2     Note Agreement, dated as of April 15, 1993, as amended, relating to the
           Registrant's Senior Notes due April 15, 1998, including the form of Senior Note.
           Incorporated by reference to the Registrant's 1993 Annual Report on Form 10-K.

 4.2.1   Form of Amendment dated as of September 20, 1994 to Note Agreement dated as of
           April 15, 1993.

 4.2.2   Form of Amendment dated as of September 26, 1997 to Note Agreement dated as of
           April 15, 1993.

 4.3     Note Agreement, dated as of September 30, 1993, as amended, relating to the
           Registrant's Series A and Series B Senior Notes, both due in September 2000, including the form of Series A and Series B Senior Notes. Incorporated by reference to the Registrant's 1993 Annual Report on Form 10-K.

 EXHIBIT
   NO.                                       DESCRIPTION
 -------                                     -----------
 4.3.1   Form of Amendment dated as of September 20, 1994 to Note Agreement dated as of
           September 30, 1993.

 4.3.2   Form of Amendment dated as of October 23, 1996 to Note Agreement dated as of
           September 30, 1993.

   4.4   Note Agreement, dated as of September 20, 1994, as amended, relating to the
           Registrant's Series A Senior Notes due September 30, 1999 and Series B Senior
           Notes due September 30, 2000, including the form of Series A and Series B Senior
           Notes. Incorporated by reference to the Registrant's 1994 Annual Report on Form
           10-K.

   4.5   Note Agreement dated as of April 6, 1995, as amended, relating to the Registrant's
           Senior Notes due March 31, 2002, including the form of Senior Note. Incorporated by reference to the Registrant's 1995 Annual Report on Form 10-K.

   4.6   Note Agreement dated as of September 13, 1995, as amended, relating to the
           Registrant's Series A Notes due September 15, 1999, Series B Notes due
           September 15, 2000, and Series C Notes due September 15, 2001, including the form of Series A, Series B, and Series C Senior Notes. Incorporated by
           reference to the Registrant's 1995 Annual Report on Form 10-K.

   4.7   Indenture dated as of April 15, 1997 among The Money Store Inc., as Issuer, The
           Chase Manhattan Bank, as Trustee, and the subsidiaries of the Registrant named therein, as Guarantors (the "Subsidiary Guarantors"). Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated April 15,
           1997.

   4.8   First Supplemental Indenture dated as of April 15, 1997 among the Registrant, The
           Chase Manhattan Bank, as Trustee, and the Subsidiary Guarantors, including form of 8.05% Senior Note Due 2002 and the form of guaranty. Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K dated April 15,
           1997.

   4.9   Second Supplemental Indenture dated as of April 15, 1997 among the Registrant, The
           Chase Manhattan Bank, as Trustee, and the Subsidiary Guarantors, including form of 8.375% Senior Note Due 2004 and the form of guaranty. Incorporated by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K dated
           April 15, 1997.

   4.10  Indenture dated as of December 1, 1997 among the Registrant, as Issuer, and The
           Bank of New York, as Trustee. Incorporated by reference to Exhibit 4.1 to the
           Registrant's Current Report on Form 8-K dated December 1, 1997.

   4.11  First Supplemental Indenture dated as of December 1, 1997 among the Registrant and The Bank of New York, as Trustee, including form of 7.30% Subordinated Note
           Due 2002. Incorporated by reference to Exhibit 4.2 of the Registrant's Current
           Report on Form 8-K dated December 1, 1997.

   4.12  Second Supplemental Indenture dated as of December 1, 1997 among the Registrant and The Bank of New York, as Trustee, including form of 7.95% Subordinated Note
           Due 2007. Incorporated by reference to Exhibit 4.3 of the Registrant's Current
           Report on Form 8-K dated December 1, 1997.

  10.1   Form of 1991 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1; File No. 33-41172.

  10.2   Amended and Restated Deferred Bonus Plan, effective January 1, 1982. Incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form
           S-1; File No. 33-41172.

  10.3   Amended Bonus Plan, effective January 1, 1982, relating to amendments as of
           December 31, 1990. Incorporated by reference to the Registrant's 1992 Annual
           Report on Form 10-K.

  10.4   Form of Indemnification Agreement between the Registrant and certain of its directors and officers. Incorporated by reference to Exhibit 10.4 to the
           Registrant's Registration Statement on Form S-1; File No. 33-41172.

 EXHIBIT
   NO.                                       DESCRIPTION
 -------                                     -----------
 10.5   Form of Amended and Restated Employment Agreement between the Registrant and Morton
          Dear dated September 16, 1991. Incorporated by reference to Exhibit 10.5 to the
          Registrant's 1992 Annual Report on Form 10-K.

 10.6   Form of Employment Agreement between the Registrant and Marc Turtletaub dated
          September 16, 1991. Incorporated by reference to Exhibit 10.6 to the Registrant's
          Registration Statement on Form S-1; File No. 33-41172.

 10.7   Amended and Restated Employment Agreement between the Registrant and Harry Puglisi dated September 16, 1991. Incorporated by reference to Exhibit 10.8 to the
          Registrant's Registration Statement on Form S-1; File No. 33-41172.

 10.8   Amended and Restated Employment Agreement between the Registrant and William S.
          Templeton dated September 16, 1991. Incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1; File No. 33-41172.

 10.9   Amended and Restated Employment Agreement between the Registrant and Alan
          Turtletaub dated September 16, 1991. Incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1; File No. 33-41172.

 10.10  Agreement dated August 13, 1980 by and between The Money Store Investment
          Corporation, a subsidiary of the Registrant, and the Small Business
          Administration. Incorporated by reference to Exhibit 10.14 to the Registrant's
          Registration Statement on Form S-1; File No. 33-41172.

 10.11  Lease Agreement from Shav Associates, Barlis, Inc. and M.S. Associates, as landlord, to the Registrant, as lessee, dated September 28, 1983. Incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1;
          File No. 33-41172.

 10.12  Amended and Restated Indenture, dated as of July 1, 1994, among the Registrant as
          Issuer, Trans-World Insurance Company ("TWIC") as Pledgor and Master Servicer and
          Bankers Trust Company, not in its individual capacity, but solely as Indenture
          Trustee. Incorporated by reference to the Registrant's 1994 Annual Report on Form
          10-K.

 10.13  Second Terms Supplement to the Amended and Restated Indenture of July 1, 1994,
          dated as of August 23, 1994, among the Registrant as Issuer, TWIC as Pledgor and
          Master Servicer and Bankers Trust Company as Indenture Trustee. Incorporated by
          reference to the Registrant's 1994 Annual Report on Form 10-K.

 10.14  Loan Purchase Agreement dated as of May 2, 1994, between TWIC and the Dauphin
          Deposit Bank and Trust Company as Trustee for the Educaid Student Loan Trust 1994-
          1. Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K.

 10.15  The Money Store Inc. Supplemental Executive Retirement Plan (the "SERP"), dated as of December 28, 1993. Incorporated by reference to the Registrant's 1994 Annual
          Report on Form 10-K.

 10.16  Form of Amendment to the SERP, dated as of February 27, 1998.

 10.17  Form of 1998 Performance Bonus Plan of the Registrant, dated as of February 27,
          1998.

 10.18  Third Terms Supplement to the Amended and Restated Indenture of July 1, 1994, dated as of October 12, 1995, among the Registrant as Issuer, TWIC as Pledgor and Master
          Servicer and Bankers Trust Company as Indenture Trustee. Incorporated by reference to the Registrant's 1995 Annual Report on Form 10-K.

 10.19  Form of 1995 Stock Incentive Plan. Incorporated by reference to the Registrant's
          1995 Annual Report on Form 10-K.

 EXHIBIT
   NO.                                       DESCRIPTION
 -------                                     -----------
 10.20   Credit Agreement, dated as of June 30, 1997, among the Registrant as Borrower, various financial institutions named therein, as Lenders, First Union National
           Bank, as Documentation Agent, and The First National Bank of Chicago, as
           Administrative Agent. Incorporated by reference to Exhibit 10.25 to the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 10.21   Lease between the Registrant, as Tenant, and Crosstown Building Partners, as
           Landlord, dated as of January 1, 1995.

 10.22   Lease between the Registrant, as Tenant, and Crosstown Building Partners, as
           Landlord, dated as of March 15, 1995 and amendment thereto dated March 15, 1995.

 10.23   1997 Stock Incentive Plan. Incorporated by reference to the Registrant's
           Registration Statement on Form S-8; File No. 333-41309.

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of KPMG Peat Marwick LLP.

 99.1    Shareholder Option and Voting Agreement dated as of March 4, 1998 among First Union
           Corporation and Marc Turtletaub. Incorporated by reference to Exhibit 99.1 of the
           Merger 8-K.

  (b) Reports on Form 8-K

  The following reports on Form 8-K were filed during the fourth quarter of 1997:

  (1) On December 1, 1997, the Company filed under Item 5 (i) the Underwriting Agreement dated December 3, 1997 among The Money Store Inc., Prudential Securities Incorporated, Bear, Stearns & Co., Inc, NationsBanc Montgomery Securities, Inc., and Salomon Brothers Inc., (ii) the Indenture dated as of December 1, 1997 among The Money Store Inc., as Issuer and The Bank of New York, as Trustee, (iii) the First Supplemental Indenture dated as of December 1, 1997 among The Money Store Inc. and The Bank of New York, as Trustee, (iv) the Second Supplemental Indenture dated as of December 1, 1997 among The Money Store Inc., and The Bank of New York, as Trustee, (v) a form of 7.30% Subordinated Notes Due 2002, and (vi) a form of 7.95% Subordinated Notes Due 2007.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 31, 1998                  THE MONEY STORE INC.
                                       --------------------
                                              Registrant

                                               /s/ Michael H. Benoff
                                       By: ___________________________________
                                               Michael H. Benoff
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ Alan Turtletaub                             March 31, 1998
By: ___________________________
    Alan Turtletaub
    Chairman of the Board
    Director

    /s/ Marc Turtletaub                             March 31, 1998
By: ___________________________
    Marc Turtletaub
    President and
    Chief Executive Officer
    Director

    /s/ Morton Dear                                 March 31, 1998
By: ___________________________
    Morton Dear
    Senior Executive Vice President
    and Vice Chairman of the Board
    Director

    /s/ Harry Puglisi                               March 31, 1998
By: ___________________________
    Harry Puglisi
    Treasurer
    Director

    /s/ William S. Templeton                        March 31, 1998
By: ___________________________
    William S. Templeton
    Executive Vice President
    Director

    /s/ James K. Ransom                             March 31, 1998
By: ___________________________
    James K. Ransom
    Vice President and
    Chief Accounting Officer
    (Principal Accounting Officer)

                                                    March 31, 1998
By: ___________________________
    Alexander C. Schwartz, Jr.
    Director

                                                    March 31, 1998
By: ___________________________
    Anthony L. Watson
    Director