Form 10-K/A
period 1997-12-31
MONEY STORE INC /NJ
filed 1998-05-13
CIK 876297

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                                 AMENDMENT No.1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (908) 686-2000
             (Registrant's telephone number, including area code).

          Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)             (Name of each exchange on which registered)
----------------------            -------------------------------------------

   Common Stock, no par value                  New York Stock Exchange
$1.72 Mandatory Convertible Preferred Stock
        no par value                           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes / X /    No /  /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

     As of March 23, 1998 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,176,743,671.

     As of March 23, 1998 the shares outstanding of the Registrant's class of common stock were 58,494,447.

     The Money Store Inc. (the "Registrant" or the "Company") hereby amends the following Items in its Annual Report on Form 10-K for the year ended December 31, 1997 by replacing such Items in their entirety as set forth on the following pages:

o  Item 10.     Directors and Executive Officers of the Registrant
o  Item 11.     Executive Compensation
o  Item 12.     Security Ownership of Certain Beneficial Owners and Management
o  Item 13.     Certain Relationships and Related Transactions

 ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

                                     Director
NAME                             Age  Since   Positions Held with the Company
Alan Turtletaub...............     84  1974   Chairman of the Board of Directors
Marc Turtletaub...............     52  1981   President, Chief Executive Officer
                                              and Director
Morton Dear...................     60  1981   Vice-Chairman of the Board of
                                              Directors, Senior Executive Vice
                                              President, Secretary and Director
Harry Puglisi.................     50  1983   Treasurer and Director
Alexander C. Schwartz, Jr.....     65  1993   Director
Anthony L. Watson                  57  1991   Director
William S. Templeton..........     49  1996   Executive Vice President and
                                              Director
Michael H. Benoff.............     44   --    Executive Vice President and Chief
                                              Financial Officer
James K. Ransom...............     48   --    Vice President and Principal
                                              Accounting Officer
John A. Reeves................     47   --    Senior Vice President, President
                                              of the Company's Student Loan
                                              subsidiary and Executive Vice
                                              President of Home Equity Loan
                                              subsidiaries
Lawrence J. Wodarski..........     50    --   Senior Vice President and Chief
                                              Administrative Officer
Paul R. Eber..................     41    --   Executive Vice President of the
                                              Company's Student Loan
                                              subsidiary
Paul I. Leliakov..............     40    --   President of the Company's
                                              Commercial Loan subsidiaries

     Biographical information follows for the directors and executive officers named in the above chart.

     Alan Turtletaub was a founder of the Company, has been a director of the Company since 1974 and has been Chairman of the Board of the Company since 1989. He was the President and Chief Executive Officer of the Company from 1979 to 1989. Mr. Turtletaub is a licensed real estate broker, a licensed broker in life, fire and casualty insurance and a licensed mortgage banker. He is a member of the Advisory Board to the Board of Mack-Cali Realty Corporation and is on the Advisory Board of Valley National Bank.

     Marc Turtletaub became a director of the Company in 1981. Mr. Turtletaub has been the President and Chief Executive Officer of the Company since 1989. He has been associated with the Company in various capacities since 1975. Mr. Turtletaub is an attorney licensed to practice in California and New Jersey and is a licensed real estate broker in California.

     Morton Dear became a director of the Company in 1981. Mr. Dear has been Senior Executive Vice President of the Company since 1997 and Secretary of the Company since 1983. He was an Executive Vice President and the Chief Financial Officer of the Company from 1983 until 1997 when he was named Vice-Chairman of the Board of Directors of the Company. Since joining the Company in 1973, he has served in a variety of positions. Mr. Dear is a Certified Public Accountant, a licensed real estate broker and a licensed mortgage banker. He is a past Chairman of the Board of Directors of the Easter Seal Society of New Jersey and is on the Advisory Board of Valley National Bank.

     Harry Puglisi became a director of the Company in 1983. Mr. Puglisi has been the Treasurer of the Company since 1982. Since joining the Company in 1975, Mr. Puglisi also has served as Assistant Controller and Controller of the Company. Mr. Puglisi is a Certified Public Accountant.

     Alexander C. Schwartz, Jr. became a director of the Company in 1993. Until January 1996, Mr. Schwartz, currently a private investor, was a Managing director in the Investment Banking Division of Prudential Securities Incorporated, where he had been employed for 33 years.

     Anthony L. Watson became a director of the Company in 1991. Mr. Watson has been Chief Executive Officer of HIP Foundation Inc. and Chairman of the Board of Directors of the Health Insurance Plan of Greater New York ("HIP") since September 1997 and has been the President and Chief Executive Officer of HIP since September 1990. Prior thereto, he served as an Executive Vice President of HIP for five years. Mr. Watson also serves on the Boards of Directors or Boards of Trustees of numerous organizations in the healthcare field.

     William S. Templeton became a director of the Company in October 1996. Mr. Templeton has been an Executive Vice President of the Company since 1997 and was a Senior Vice President of the Company from 1990 to 1997. In 1998 Mr. Templeton became the head of the Company's lending operations and, in such capacity, is primarily responsible for their day-to-day operations. Since joining the Company in 1973, Mr. Templeton has served in a variety of positions.

     Michael H. Benoff was named Executive Vice President and Chief Financial Officer of the Company in 1997. He had been a Senior Vice President of the Company since 1994. Since joining the Company in 1987, Mr. Benoff's responsibilities have been primarily in the finance area. He has been responsible for the Company's investor relations since its initial public offering in 1991.

     James K. Ransom has been a Vice President of the Company since 1995 and was appointed Principal Accounting Officer of the Company in February 1996. He joined the Company in 1989 as the Assistant Treasurer. Mr. Ransom is a Certified Public Accountant.

     John A. Reeves has been a Senior Vice President of the Company since 1993 and was a Vice President of the Company from 1990 to 1993. In 1993, Mr. Reeves was promoted to President of the Company's Student Loan subsidiary and became an Executive Vice President of the Company's Home Equity Loan subsidiaries. From 1985, when he joined the Company, to 1988, he was an Assistant Corporate Counsel of the Company.

     Lawrence J. Wodarski has been a Senior Vice President of the Company since 1991, and from 1988 to 1996 was primarily responsible for the day-to-day operations of the Company's Commercial Loan subsidiaries. In January 1996, Mr. Wodarski relinquished his responsibilities for the Company's Commercial Loan subsidiaries as a result of his appointment to the position of Chief Administrative Officer of the Company. Since joining the Company in July 1987, he has served in a variety of positions.

     Paul R. Eber has been an Executive Vice President of the Company's Student Loan subsidiary since joining the Company in 1993, and is in charge of its operations. Prior to joining the Company, Mr. Eber was employed in a variety of capacities by the Illinois Student Aid Commission from February 1983 to June 1990 and the Texas Guaranteed Student Loan Corporation from June 1990 to February 1993.

     Paul I. Leliakov has been President of the Company's Commercial Loan subsidiaries since January 1996. Since joining the Company in 1986, Mr. Leliakov has worked in a variety of positions serving as the Commercial Loan subsidiary's Executive Vice President and Chief Operating Officer since 1993. In addition, Mr. Leliakov is secondarily responsible for the day-to-day operations of all of the Company's lending operations and in such capacity reports to Mr. Templeton.

FAMILY RELATIONSHIPS

     Marc Turtletaub is Alan Turtletaub's son. No other family relationship exists among any of the directors or executive officers of the Company. No arrangement or understanding exists between any director or executive officer or any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company. Subject to rights under applicable employment agreements, each executive officer serves at the pleasure of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company believes that during 1997 its officers and directors complied with all requirements under Section 16(a) of the Exchange Act.


ITEM 11.          EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes the compensation for the past three years of the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers (collectively, the "Named Executive Officers"):


                                                    Annual Compensation                  Long-Term
                                                                                         Compensation
                                                                                         Awards (3)
                                       -----------------------------------------------------------------
                                                                         Other           Securities
                                                                         Annual          Underlying      All Other
Name and Principal Position        Year         Salary         Bonus(1)  Compensation(2) Options         Compensation (4)
----------------------------      -----        ---------       --------  --------------- -------         ----------------
Marc Turtletaub................    1997         $450,000          --        --                --           $ 7,638
   Chief Executive Officer         1996          450,000          --        --                --             7,119
                                   1995          450,000          --        --                --             7,164

Morton Dear....................    1997          417,680       $295,600     --             125,000          12,388
   Senior Executive                1996          290,839        339,200     --                --            11,619
   Vice President                  1995          267,500        237,400     --              56,250          11,664

William S. Templeton...........    1997          409,211        184,750     --             150,000          12,388
   Executive Vice President        1996          252,996        240,750     --                --            11,619
                                   1995          213,833        164,000  $ 65,000           75,000          11,664

John A. Reeves.................    1997          263,334        110,850     --             100,000          12,388
   Senior Vice President           1996          175,000        148,450     --                --            11,619
                                   1995          135,280         83,400     --                --            11,664

Harry Puglisi..................    1997          222,033        147,800     --              50,000          12,388
   Treasurer                       1996          180,417        164,600     --                --            11,619
                                   1995          157,726        111,200     --              17,500          11,664


 ---------

 (1) Consists of bonuses determined for the year indicated and paid either in that year or the following year.

 (2) Except for Mr. Templeton, the value of each of the Named Executive
     Officer's perquisites did not exceed the threshold for disclosure established under the proxy rules of the Securities and Exchange Commission
     (the "Commission"). In connection with Mr. Templeton's promotion to
     President of the Company's Home Equity Loan subsidiaries in 1992, Mr.
     Templeton was required to relocate to Sacramento, California from Union, New Jersey. The Company assisted Mr. Templeton in such relocation. At the time, the Company also agreed to lend Mr. Templeton $100,000, after the payment of any taxes, of which a portion was advanced in 1992 and the balance in 1993. The loan did not bear interest and, therefore, the Company agreed to reimburse Mr. Templeton for any resulting income tax liability.
     One-third of the then current amount outstanding under the loan was forgiven in November 1993, another one-third in 1994 and the final one-third in November 1995. In 1995, Mr. Templeton's compensation included
     $65,000 representing the forgiveness of the final one-third of his $100,000 loan from the Company and reimbursement for the tax effect thereon.

 (3) No Named Executive Officer received restricted stock awards or long-term incentive plan payouts during the periods covered by the table.

 (4) Consists of contributions by the Company to the Named Executive Officers' respective accounts pursuant to The Money Store Profit-Sharing Plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information as to all grants of options during 1997 to the Named Executive Officers. The options were granted under the Company's 1997 Stock Incentive Plan (the "1997 Plan"). The table also sets forth the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5 percent and 10 percent, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table.


                                                                                                        Potential Realizable
                                                                                                        Value at
                                                                                                        Assumed Annual
                                                                                                        Rates of Stock Price
                                                         Individual Grants (1)                        Appreciation for Option Term
                             ----------------------------------------------------------------------   -----------------------------
                                       NUMBER OF            PERCENT OF
                                      SECURITIES            TOTAL            EXERCISE
                                      UNDERLYING            OPTIONS           PRICE         EXPIRATION
                                      OPTIONS GRANTED       GRANTED TO       ($/SH)           DATE          5%            10%
                                      ---------------       EMPLOYEES         ------          -----        ---            ----
NAME                                                        IN FISCAL YEAR
-----                                                       ---------------

Marc Turtletaub...............                 0                   0%            --             --              $0              $0
Morton Dear...................           125,000                 7.0%         $ 21.56         4/1/07     1,695,000       4,295,000
William S. Templeton..........           150,000                 8.4%           21.56         4/1/07     2,034,000       5,154,000
John A. Reeves................           100,000                 5.6%           21.56         4/1/07     1,356,000       3,436,000
Harry Puglisi.................            50,000                 2.8%           21.56         4/1/07       678,000       1,718,000


(1) No stock appreciation rights ("SARs") have ever been granted to Named
Executive Officers.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table provides information as to options exercised by each of the Named Executive Officers during 1997. The table also sets forth the value of options held by such officers at year end measured in terms of the difference between the closing sales price of Common Stock on the NYSE on December 31, 1997 and the option exercise price.

                                                                     NUMBER OF
                                                                     SECURITIES                         VALUE OF
                                     SHARES                          UNDERLYING                        UNEXERCISED
                                    ACQUIRED                        UNEXERCISED                       IN-THE-MONEY
                                       ON         VALUE             OPTIONS AT                           OPTIONS
                                    EXERCISE (#)  REALIZED($)       FISCAL YEAR END                AT FISCAL YEAR END ($)
                                    ------------  -----------       ---------------                ----------------------
NAME                                                            EXERCISABLE    UNEXERCISABLE  EXERCISABLE($)  UNEXERCISABLE($)
----                                                            -----------    -------------  --------------  ----------------
Marc Turtletaub.................          --            --           --             --             --              --
Morton Dear.....................      21,596      $ 616,404          --          158,750           --           538,650
William S. Templeton............      35,000        776,875        26,375        195,000       $ 415,520        626,850
John A. Reeves..................      33,750      1,043,173          --          133,750           --           538,650
Harry Puglisi...................      20,000        465,156           625         66,875           8,707        235,068



PENSION PLAN TABLE

     The Company has adopted a Supplemental Executive Retirement Plan (the "SERP") which provides retirement benefits to certain key employees who are designated for participation by the Board of Directors of the Company. The SERP is an unfunded defined benefit plan, under which the amount of a retiree's benefit is calculated pursuant to a formula based upon years of service with the Company and compensation.

     With the exception of Messrs. Dear, Templeton and Puglisi (as discussed below), the SERP generally provides for three different benefit levels, which are designated as Target Level I, Target Level II and Target Level III. The Board of Directors, in its sole discretion, determines the Target Level at which a named individual shall participate. For Target Level I participants, the SERP provides for an annual benefit at the normal retirement date equal to 50 percent of covered compensation, multiplied by a fraction (the "service fraction"), the numerator of which is the participant's number of years of service with the Company (subject to a maximum of 25) and the denominator of which is 25. For participants in Target Level II or Target Level III, the benefit is 331/3 percent of covered compensation or 25 percent of covered compensation, respectively, multiplied by the same fraction as for Target Level I. Covered compensation means the highest average annual compensation, not to exceed $300,000 annually, for any three consecutive calendar years.

     Normal retirement date generally means the first day of the month following the participant's 62nd birthday (or the date on which the participant completes two years of participation in the SERP, if later). In general, benefit payments will commence upon the participant's retirement from the Company at or after his normal retirement date and will be made in installments over a period of ten years or less (as determined by the Board of Directors of the Company), in an amount which is the actuarial equivalent of the annual benefit determined pursuant to the SERP benefit formula, as illustrated in the Table below.

     With respect to Messrs. Dear, Templeton and Puglisi, in lieu of benefits determined under the Target Level formula and payable as described above, the SERP provides for a single sum benefit payable upon retirement at or after the normal retirement date (in the case of Mr. Dear) or age 55 (in the case of Messrs. Templeton and Puglisi) (hereinafter the "early retirement date") in the amount of $2 million, $2 million and $1 million, respectively, in each case multiplied by the participant's service fraction; provided, that if Mr. Templeton or Mr. Puglisi continue in employment past age 55, their benefit will be actuarially increased to the date of their actual termination but not beyond age 62. If any of the foregoing participants continues in employment with the Company until his normal retirement date, the benefit will be paid as of such date, whether or not he continues in employment thereafter. For purposes of the service fraction, as of December 31, 1997 Messrs. Dear and Templeton each had 25 years of service and Mr. Puglisi had 23 years of service.

     The SERP also provides that if, upon or following a "Change in Control" (as defined in the SERP) of the Company, which would include the Merger, a participant's employment with the Company is terminated by the Company without "Cause" (as defined in the SERP) or by the participant with "Good Reason" (as defined in the SERP), prior to his normal retirement date or early retirement date, then the participant will receive a lump sum payment of the then present value of his projected benefit under the SERP determined as if the participant continued in employment with the Company until his normal or early retirement date. In such a case, for purposes of determining the present value of the benefit, the participant will be assumed to be five years older than his actual age, but the benefit payable under the SERP shall in no event exceed the participant's unreduced benefit amount.

     With respect to participants to whom the target level formula applies, the following Pension Plan Table illustrates the annual benefit at normal retirement date for participants in Target Level III. For participants in Target Level I or Target Level II, the benefits would be 200 percent or 133 percent of the amount shown in the Table, respectively.

                                                      YEARS OF SERVICE
                                                   AT NORMAL RETIREMENT DATE

Remuneration                                     15         20       25 or more
$125,000.....................................  $18,750    $25,000     $31,250
  150,000....................................   22,500     30,000      37,500
  175,000....................................   26,250     35,000      43,750
  200,000....................................   30,000     40,000      50,000
  225,000....................................   33,750     45,000      56,250
  250,000....................................   37,500     50,000      62,500
  275,000....................................   41,250     55,000      68,750
  300,000 or more............................   45,000     60,000      75,000


     For Mr. Reeves, the applicable Target Level, covered compensation and years of service as of December 31, 1997 are Target Level III, $272,893 and 13 years. There currently are no participants in Target Level I or Target Level II.

COMPENSATION OF DIRECTORS

     Each director who is not an officer or employee of the Company is paid an annual retainer of $25,000 in addition to a fee of $500, plus expenses, for each meeting of the Board of Directors attended. Each committee member, who is not an officer or employee of the Company, is paid a fee of $500 for each committee meeting attended. Committee fees are paid only for meetings held on days when no Board meeting is held. In February 1998, the Board of Directors authorized the payment of a special directors' fee to the Board's two outside directors in the amount of $112,500 in order to compensate them for the extraordinary amount of time required of them in connection with the Board's deliberations with respect to the Merger.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Marc Turtletaub. Marc Turtletaub's employment agreement was amended in March 1996 to expire on December 31, 1999, subject to earlier termination under certain circumstances. The agreement automatically continues from year to year after such term unless terminated on at least 365 days' prior notice by either the Company or the executive. The agreement with Marc Turtletaub provides for an annual base salary of $450,000 and certain raises and bonuses also to be determined from time to time in the discretion of the Board of Directors of the Company.

     The Company has amended and restated employment agreements entered into in September 1991 with Messrs. Dear, Puglisi and Templeton. The employment agreements with Messrs. Dear, Puglisi and Templeton were amended in March 1996 to expire on December 31, 1999, subject to earlier termination under certain circumstances. The amended and restated agreements automatically continue from year to year after their respective terms unless terminated on at least 365 days' prior notice. The amended and restated agreements with Messrs. Dear, Puglisi and Templeton provide for annual base salaries of $270,000, $170,000 and $218,000, respectively, and certain raises and bonuses to be determined from time to time in the discretion of the Board of Directors of the Company. The agreement with Mr. Dear provides for payment of the difference, if any, between $100,000 and the bonus otherwise payable to Mr. Dear on June 1 of each year, pursuant to the Company's bonus plan. The agreements with Messrs. Puglisi and Templeton provide for payment of the difference, if any, between $50,000 and the bonus otherwise payable to Messrs. Puglisi and Templeton on June 1 of each year, pursuant to the Company's bonus plan.

     The employment agreements described above provide that if there is a Change in Control (as defined below) of the Company, then the executives may at their election, at any time within one year after a Change in Control, terminate their employment agreements, or if the executives' employment is terminated for any reason within one year after a Change in Control (other than by reason of death or incompetence), the executives shall be entitled to receive a lump sum severance payment equal to 200 percent of the executives' annual base salary in effect as of the date of termination or, if greater, such salary as may be in effect immediately prior to the Change in Control of the Company, plus an amount equal to 200 percent of his bonus for the previous year, plus certain other benefits. For purposes of the employment agreements, a "Change in Control" will be deemed to have occurred if (a) both (i) any person or group of persons other than the executives, acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group) the beneficial ownership, directly or indirectly, of securities of the Company representing 40 percent or more of the combined voting power of the then outstanding securities of the Company and (ii) the combined direct and indirect beneficial ownership of Alan Turtletaub and Marc Turtletaub of securities of the Company represents less than 40 percent of the combined voting power of the then outstanding securities of the Company; or (b) a person or group acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person or group) assets from the Company that have a total fair market value equal to or more than one-third of the total fair market value of all of the assets of the Company immediately prior to such acquisition; provided, however, that if any transaction or event or series of transactions or events resulting in a Change in Control is approved by a majority of the members of the Board of Directors of the Company holding office prior to the transaction or event or series of transactions or events, then the transaction or event or series of transactions or events shall not be deemed to be a Change in Control. Notwithstanding the foregoing, for purposes of subsection (a), a Change in Control will not be deemed to have occurred if the power to control (directly or indirectly) the management and policies of the Company is not transferred from a person or group to another person or group; and for purposes of subsection (b), a Change in Control will not be deemed to occur if the assets of the Company are transferred: (i) to a shareholder in exchange for his stock, (ii) to an entity in which the Company has (directly or indirectly) a 50 percent ownership interest, or (iii) to a person or group that has (directly or indirectly) at least a 50 percent ownership interest of the Company with respect to its stock outstanding, or to any entity in which such person or group possesses (directly or indirectly) a 50 percent ownership interest. At December 31, 1997, and based upon salary levels then in effect, in the event the Company had caused their employment to be terminated in accordance with the employment agreements or upon a Change in Control, Marc Turtletaub, Morton Dear, William S. Templeton and Harry Puglisi would have been entitled pursuant to the employment agreements to receive lump sums of approximately $900,000, $1,427,000, $1,188,000 and $740,000, respectively, together with accelerated vesting of their stock options.

     Pursuant to the Merger Agreement, the Company has agreed with First Union that it will offer new employment agreements to each of the foregoing executives, as well as to other senior executives, including Mr. Reeves. If such new employment agreements are entered into pursuant to the Merger Agreement and the Merger is consummated, the above-described employment agreements will be superseded by such employment agreements.

BONUS PLAN

     In 1998, the Board of Directors of the Company adopted the 1998 Performance Bonus Plan of The Money Store Inc. (the "Bonus Plan"). Under the Bonus Plan, a performance bonus pool of up to $20 million will be established in the event of an "Acquisition Transaction" (generally defined as an acquisition of at least 80 percent of the Company's voting securities or substantially all of the Company's assets by any person other than (i) shareholders of the Company in exchange for their stock, (ii) a 50 percent or more owned subsidiary of the Company, or (iii) a person or entity which owns at least 50 percent of the Company). The performance bonus pool will be available for performance bonus awards to nine senior executive officers of the Company (including the Named Executive Officers other than Mr. Turtletaub) and any other employee designated by the Board of Directors of the Company. The amount of each individual's performance bonus will be determined by the Board of Directors, in its sole discretion, and will be paid in cash at the closing of the Acquisition Transaction. Any amount in the performance bonus pool which is not paid out to participants will revert to the Company. The Merger, if consummated, will constitute an Acquisition Transaction.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Other than the awarding of certain raises, bonuses and stock options, the Compensation Committee, which is comprised of Messrs. Alan and Marc Turtletaub, took no action with respect to compensation of the Company's executive officers during 1997. All of the Company's other compensation plans and the employment contracts applicable to the executive officers were in place prior to 1997.


STOCK OPTION PLANS

     Augmenting the Company's 1991 Stock Option Plan (the "1991 Plan") and the 1995 Stock Incentive Plan of The Money Store Inc. (the "1995 Plan") the Company adopted the 1997 Plan (together with the 1991 Plan and the 1995 Plan, the "Stock Plans") on April 14, 1997, which was approved by the shareholders of the Company on May 20, 1997.

     The purpose of the Stock Plans is to encourage the Company's employees and directors to acquire a larger proprietary interest in the Company and to provide incentives to maximize the long-term growth of the Company. It is anticipated that the opportunity for acquisition of such proprietary interest will aid the Company in securing and retaining its employees.

     The Board of Directors of the Company administers the Stock Plans. The Board believes that equity ownership by management helps align management and shareholder interests in enhancing shareholder value. The Board believes that, based on the Company's performance, granting additional equity interest to management is warranted to reward them for past performance and encourage their future efforts. Subject to consummation of the Merger, the Board will continue to review stock-based compensation from time to time and recommend rewards to management with such compensation that is reflective of the Company's and management's performance.


COMPENSATION PHILOSOPHY

     In evaluating the performance and the compensation of the executive officers of the Company, the Compensation Committee took note of management's success in meeting the Company's goals for continued growth of revenues, income from continuing operations and return on equity from continuing operations. For 1997, 10 percent, 25 percent, and 10 percent increases in these areas were established and surpassed. However, the losses resulting from the closure of the Company's auto finance division were taken into account in connection with the determination of 1997 bonuses. These goals were established by the Compensation Committee after evaluating trends in the Company's performance, the status of the economy, and input from these key executives relative to their plans for geographic and product expansion, cost containment, and increased productivity. Raises and bonuses granted in 1997 primarily reward executive officers for results and performance in 1996 while providing incentive for the reported year. While certain key employees have employment agreements which guarantee a certain base salary, the Compensation Committee seeks to reward them with both raises and bonuses, the size of which are related to both the Company's aforementioned goals and each individual's respective performance. The magnitude of these increases were based on historic levels of the Company increases determined without regard to increases for executives in comparable companies and with equal weight given to the Company's stated goals.


BASE SALARY AND BONUS

     Four executive officers, including the Chief Executive Officer, are compensated pursuant to written employment agreements providing for base salary and bonuses. Subject to such agreements, the amount of any raise or bonus depends upon the Compensation Committee's evaluation of such officer's work performance relative to the Company's goals of increasing revenues, profits and return on equity or other contributions to the Company's success made by such officer during the year. The Compensation Committee believes that a meaningful base salary and bonus are important factors necessary to retain and attract qualified executive personnel.

     The salaries of the Chief Executive Officer and the Chairman of the Board did not change in 1997 from their 1996 levels. The Compensation Committee believes that since they own a controlling interest in the Company, money available for salary increases and bonuses should be made available to other executives. No bonuses were paid to either Marc or Alan Turtletaub in 1997.


   EVALUATION PROCEDURE

     In determining matters relating to executive officer compensation (other than the Chief Executive Officer), the Compensation Committee reviews the respective areas of authority of the various executive officers and the performance and contribution of each to the efforts of the Company in meeting its goals.


   SECTION 162(M) OF THE INTERNAL REVENUE CODE

     Section 162(m) of the Code limits the deductibility by a publicly-held corporation of compensation paid in a taxable year to the Chief Executive Officer and any other executive officer whose compensation is required to be reported in the Summary Compensation Table to $1 million per executive officer. For the 1997 taxable year, the Company did not exceed, and therefore was not affected by, this limitation, except that $417,357 of compensation paid to John Reeves in excess of the $1 million limit was not deductible.

     Compensation Committee:

     Marc Turtletaub         Alan Turtletaub

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As stated above, during 1997, the Compensation Committee consisted of Messrs. Marc Turtletaub, the President and Chief Executive Officer of the Company, and Alan Turtletaub, the Chairman of the Board of Directors of the Company.

     Alan Turtletaub and Marc Turtletaub, directors and executive officers of the Company, are the general partners in a general partnership which has a one-half interest in a joint venture which is the lessor of the Company's corporate headquarters in Union, New Jersey. During the past three years, the Company has occupied approximately 50,000 square feet in Union under a lease expiring in the year 2007. The annual rent under the lease, subject to certain adjustments, is approximately $1,200,000.

     The Company also has leased office space in Sacramento, California from a partnership, the general partner of which is a corporation in which Marc Turtletaub is a majority shareholder. The annual rent under this lease, which expired in March 1998, was $110,000, $203,000 and $203,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Because of the control by Alan Turtletaub and Marc Turtletaub over the Company's operations, the above-described transactions were not the result of arm's-length negotiations between independent parties. Additional or modified agreements, arrangements or transactions may be entered into by the Company and Alan Turtletaub and/or Marc Turtletaub from time to time in the future. Any such future agreements, arrangements and transactions will be determined through negotiations between the parties thereto. However, the Company will not enter into any transaction with Marc Turtletaub or Alan Turtletaub or any other director or executive officer, or with any affiliate of any of them, unless such transaction has been approved by at least a majority of the independent directors of the Company.

 PERFORMANCE GRAPH

     Set forth below is a graph comparing the total shareholder returns (assuming reinvestment of dividends) of the Company from December 31, 1992 through December 31, 1997, to the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones Financial Services Diversified Index ("DJ Index"). The graph assumes $100 invested on December 31, 1992 in the Company and each of the other indices.



                             CUMULATIVE TOTAL RETURN


                12/92       12/93       12/94      12/95      12/96    12/97
TMS              100         150         174        556        986      754
S & P 500        100         110         112        153        189      252
D J INDEX        100         115         114        184        250      400



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information at February 1, 1998, with respect to (i) any person known to the Company to be the beneficial owner of five percent or more of the Common Stock, (ii) all directors (both continuing and nominees) of the Company, (iii) each of the five most highly compensated executive officers of the Company, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the beneficial ownership disclosed consists of sole voting and investment power.

                                                                     AMOUNT
                                                                      AND
                                                                    NATURE OF      PERCENT
                                                                    BENEFICIAL        OF
                   NAME AND ADDRESS OF BENEFICIAL OWNER(1)          OWNERSHIP(2)    CLASS

Alan Turtletaub..............................................        529,780(3)        *
Marc Turtletaub..............................................     19,943,700(4)    34.1%
Morton Dear..................................................           122,082        *
Harry Puglisi................................................            40,625        *
Anthony L. Watson (5)........................................             8,125        *
Alexander C. Schwartz, Jr. (6)...............................             5,625        *
William S. Templeton.........................................            76,375        *
John A. Reeves...............................................            36,875        *
Pilgrim Baxter & Associates, Ltd. (7) .......................         4,250,673     7.3%
FMR Corp. (8) ...............................................         3,437,400     5.9%
All directors and executive officers as a group (14 persons).        20,972,408    35.9%
---------
*    Less than one percent.

(1)  Unless otherwise indicated, the address of each beneficial owner is c/o The
     Money Store Inc., 2840 Morris Avenue, Union, NJ 07083.

(2) Includes options held by directors and executive officers as a group exercisable within 60 days of February 1, 1998 to purchase 309,400 shares of Common Stock. Of such shares, Messrs. Dear, Watson, Puglisi, Templeton and Reeves hold options to purchase 25,000, 8,125, 10,625, 56,375, and 36,875 shares, respectively.

(3) Includes 108,500 shares of Common Stock owned by a charitable foundation, over which Mr. Alan Turtletaub has shared voting and investment power under its certificate of incorporation.

(4)  Includes (i) 2,913,160 shares of Common Stock over which Mr. Marc
     Turtletaub has the sole power to vote as trustee of two trusts for the benefit of a family member; (ii) 1,257,870 shares of Common Stock over which he has sole voting and investment power for the benefit of a family member, (iii) 3,750 shares of Common Stock owned by a family member, (iv)
     3,750 shares of Common Stock over which a family member has sole voting and investment power as custodian for the benefit of a family member, (v)
     108,500 shares of Common Stock owned by a charitable foundation over which he has shared voting and investment power under its certificate of incorporation, and (vi) 3,500 shares over which he has joint ownership with family members.

(5)  Mr. Watson's address is c/o Health Insurance Plan of Greater New York, 7
     West 34th Street, New York, NY 10001-8190.

(6)  Mr. Schwartz's address is P. O. Box 424 Ridge Road, Tuxedo Park, New York
     10987.

(7)  Pilgrim Baxter & Associates, Ltd. has filed a Schedule 13G with the
     Commission dated February 12, 1998 (the "Pilgrim Schedule 13G"). Based upon the Pilgrim Schedule 13G, the address of such beneficial owner is 825
     Duportail Road, Wayne, PA 19087. The Pilgrim Schedule 13G discloses that such beneficial owner has sole voting power with respect to 3,664,623 shares of Common Stock, shared voting power with respect to 4,250,673 shares of Common Stock, and sole dispositive power with respect to 4,250,673 shares of Common Stock.

(8)  FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson have filed a
     Schedule 13G with the Commission dated February 14, 1998 (the "FMR Schedule
     13G"). Based upon the FMR Schedule 13G, the address of such beneficial owners is 82 Devonshire Street, Boston, MA 02109. The FMR Schedule 13G discloses that such beneficial owners have sole voting power with respect to 73,300 shares of Common Stock and sole dispositive power with respect to 3,437,400 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Alan Turtletaub and Marc Turtletaub, directors and executive officers of the Company, are the general partners in a general partnership which has a one-half interest in a joint venture which is the lessor of the Company's corporate headquarters in Union, New Jersey. During the past three years, the Company has occupied approximately 50,000 square feet in Union under a lease expiring in the year 2007. The annual rent under the lease, subject to certain adjustments, is approximately $1,200,000.

     The Company also has leased office space in Sacramento, California from a partnership, the general partner of which is a corporation in which Marc Turtletaub is a majority shareholder. The annual rent under this lease, which expired in March 1998, was $110,000, $203,000 and $203,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Because of the control by Alan Turtletaub and Marc Turtletaub over the Company's operations, the above-described transactions were not the result of arm's-length negotiations between independent parties. Additional or modified agreements, arrangements or transactions may be entered into by the Company and Alan Turtletaub and/or Marc Turtletaub from time to time in the future. Any such future agreements, arrangements and transactions will be determined through negotiations between the parties thereto. However, the Company will not enter into any transaction with Marc Turtletaub or Alan Turtletaub or any other director or executive officer, or with any affiliate of any of them, unless such transaction has been approved by at least a majority of the independent directors of the Company.

     Diane Mansolillo, sister of William S. Templeton, a director and executive officer of the Company, is a Regional Vice President of the Home Equity Loan division. For 1997, Diane Mansolillo's compensation (including bonuses and stock option exercises, but excluding Company contributions under the Profit Sharing
Plan) was approximately $349,000.

     In October 1997, Mr. Puglisi was required to relocate to Sacramento, California from Union, New Jersey. The Company assisted Mr. Puglisi in such relocation. At the time, the Company also agreed to lend Mr. Puglisi $100,000, after the payment of any taxes, all of which was advanced in 1997. The loan does not bear interest and, therefore, the Company agreed to reimburse Mr. Puglisi for any resulting income tax liability. One-third of the then current amount outstanding under the loan will be forgiven in October 1998, another one-third in 1999 and the final one-third in 2000.

     The Company has adopted a policy of encouraging its employees to obtain their mortgage financing from the Company. Pursuant to such policy, the Company has written first and second mortgage loans for various employees, including, from time to time, certain of its directors and executive officers and certain members of their immediate families, other relatives and business associates. Mortgages originated by the Company under the above policy are generally pooled together with other mortgages originated by the Company in the ordinary course of its business and sold in the secondary market as publicly offered pass-through certificates. The Company also usually retains the right to service the loans. Generally, the interest rates offered pursuant to this policy are lower than rates offered to the Company's other borrowers, but are in excess of the rate the Company believes it will have to pay to the institutional investors to whom such loans are usually sold. When making these loans to employees, the Company does not necessarily evaluate the specific rates otherwise available to its employees if those employees were to obtain loans directly from the Company's institutional investors or from other third parties. The maturities of such loans range from 15 to 30 years. While such loans are generally made with respect to primary residences, the Company has made loans with respect to other properties, including investment properties because the Company believes that such policy generates goodwill and loyalty among its employees. the Company expects to continue such policy for the foreseeable future because the Company believes that such policy generates goodwill and loyalty among its employees.

     The following table sets forth certain information with respect to all mortgage loans made by the Company to directors and executive officers of the Company, or to members of their immediate families, other relatives or associates, where the amount owing to the Company at any time during the year ended December 31, 1997 exceeded $60,000:

NAMES OF BORROWERS AND                              TYPE        DATE                    ORIGINAL
RELATIONSHIPS TO THE                                 OF          OF        INTEREST     PRINCIPAL        OTHER
COMPANY (IF ANY)                                    LOAN     ORIGINATION     RATE        AMOUNT(1)     INFORMATION

William S. Templeton (a director)
and Luz Amanda Templeton, his
wife...........................................   1st Mtge.   09/14/93       7.50%      $168,800(2)     Investment Property
Michael H. Benoff (Senior Vice
President).....................................   1st Mtge.   10/01/93       7.50%      $137,000(3)     Principal Residence
                                                  1st Mtge.   11/01/97       8.99%      $400,000(4)     Principal Residence
Paul I. Leliakov (President of Commercial
Loan subsidiaries).............................   1st Mtge.   10/14/93       7.50%      $ 94,000(5)     Principal Residence
Diane J. Mansolillo (Regional Vice
President---Home Equity Loan subsidiaries
and sister of William S. Templeton)............   1st Mtge.   03/25/94       7.85%      $143,600(6)     Principal Residence
                                                  2nd Mtge.   03/25/94       7.85%      $ 36,000(7)     Principal Residence
Anthony L. Watson (Director)...................   2nd Mtge.   09/30/92       8.25%      $142,000(8)     Investment Property
Fashion Mag Apparel, Inc.
(a principal stockholder is the son
of Morton Dear, a director)....................   SBA         05/23/95      10.25%      $250,000(9)     SBA Loan
                                                                           Adjusted
                                                                           Quarterly
John A. Reeves (Senior Vice
   President)..................................   2nd Mtge.   07/12/96       9.65%      $ 77,000(10)    Principal Residence
William S. Templeton and
Randall Oliver.................................   2nd Mtge.   09/21/95      11.00%      $ 35,000(11)    Investment Property
William S. Templeton and
Randall Oliver.................................   1st Mtge.  04/25/97        9.50%      $178,000(12)    Investment Property
William S. Templeton and                          2nd Mtge.  09/21/95       11.00%      $ 35,000(13)    Investment Property
Randall Oliver...........................
William S. Templeton and                          1st Mtge.  04/25/97        9.50%       $135,000(14)   Investment Property
Randall Oliver...........................
William S. Templeton and                          1st Mtge.  01/27/93        9.00%       $205,500(15)    Investment Property
Randall Oliver...........................
William S. Templeton and                          2nd Mtge.   08/30/88       10.75%      $ 26,400(16)    Investment Property
Randall Oliver...........................
William S. Templeton and                          1st Mtge.    09/14/93      7.50%       $168,800(17)    Investment Property
Randall Oliver...........................

----------
(1)  The original principal amount of these loans also represents the largest aggregate amount of indebtedness of the borrowers pursuant to the loans presented since the date of origination thereof.

(2)  As of December 31, 1997, no amount was outstanding pursuant to this loan.

(3)  As of December 31, 1997, no amount was outstanding pursuant to this loan.

(4) As of December 31, 1997, approximately $400,000 was outstanding pursuant to this loan.

(5) As of December 31, 1997, approximately $90,000 was outstanding pursuant to this loan.

(6) As of December 31, 1997, approximately $138,000 was outstanding pursuant to this loan.

(7) As of December 31, 1997, approximately $30,000 was outstanding pursuant to this loan.

(8) As of December 31, 1997, approximately $112,000 was outstanding pursuant to this loan.

(9) As of December 31, 1997, approximately $245,000 was outstanding pursuant to this loan.

(10) As of December 31, 1997, no amount was outstanding pursuant to this loan.
 (11) As of December 31, 1997, approximately $34,300 was outstanding pursuant to this loan.

(12) As of December 31, 1997, approximately $177,000 was outstanding pursuant to this loan.

(13) As of December 31, 1997, approximately $34,300 was outstanding pursuant to this loan.

(14) As of December 31, 1997, approximately $134,200 was outstanding pursuant to this loan.

(15) As of December 31, 1997, approximately $195,600 was outstanding pursuant to this loan.

(16) As of December 31, 1997, approximately $15,400 was outstanding pursuant to this loan.

(17) As of February , 1997, no amount was outstanding pursuant to this loan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated:  May 13, 1998                        THE MONEY STORE INC.



                                             By:  /S/ MICHAEL H. BENOFF
                                                  Michael H. Benoff
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)