Form 10-Q
period 1998-03-31
MONEY STORE INC /NJ
filed 1998-05-15
CIK 876297

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                                   (Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to_______

                             Commission File Number

                                   001-10785
                                   ---------

                              THE MONEY STORE INC.
             (Exact name of Registrant as specified in its charter)

             New Jersey                            22-2293022
             ----------                            ----------
     (State of other jurisdiction of            (IRS Employer
     incorporation or organization)            Identification No.)

     2840 Morris Avenue, Union, New Jersey                07083
     -------------------------------------                -----
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

                               (X) Yes  (_) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 1998, the number of shares outstanding of the Registrant's class of common stock were 58,660,837 shares.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998



TABLE OF CONTENTS                                                 PAGE
-----------------                                                 ----
PART I FINANCIAL INFORMATION
----------------------------

Item 1 - Financial Statements

Consolidated Statements of Financial Condition at
  March 31, 1998 and December 31, 1997                                 2

Consolidated Statements of Income for the three months ended
  March 31, 1998 and 1997                                              3

Consolidated Statements of Cash Flows for the three months ended
  March 31, 1998 and 1997                                              4

Notes to Consolidated Financial Statements                             5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                19

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                             29

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

                     THE MONEY STORE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                  (unaudited)
                                     ASSETS
                                     ------

                                                                     MARCH 31,                DECEMBER 31,
                                                                       1998                      1997
                                                                    ----------                -----------
Cash and cash equivalents                                           $  289,600                $  301,669
Short-term cash investments                                            200,102                   195,580
Receivables, net                                                       987,955                 1,287,484
Interest-only strip receivables                                      1,313,767                 1,170,254
Property and equipment, net                                            170,283                   153,074
Other                                                                   28,408                    28,640
                                                                    ----------                ----------
                                                                    $2,990,115                 3,136,701
                                                                    ==========                ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ------------------------------------

Liabilities:
     Notes payable                                                  $1,291,914                $1,516,081
     Accounts payable and other liabilities                            565,432                   542,211
     Income taxes, principally deferred                                174,804                   152,877
     Unearned insurance commissions                                      9,964                     9,466
                                                                    ----------                ----------
                                                                     2,042,114                 2,220,635
                                                                    ----------                ----------
     Subordinated debt                                                 250,000                   250,000
                                                                    ----------                ----------
Shareholders' equity:
     Preferred stock, no par; authorized 10,000,000
       shares; issued and outstanding 5,215,000 of
       $1.72 mandatory convertible shares in 1998
       and 1997 (aggregate liquidation value of
       $138,198)                                                       133,363                   133,363
     Common stock, no par; authorized
       250,000,000 shares; issued and outstanding
       58,579,624 shares in 1998 and 58,336,635
       shares in 1997                                                  199,215                   196,748
     Retained earnings                                                 365,311                   335,851
     Other comprehensive income:
       Foreign currency translation adjustment                             112                       104
                                                                    ----------                ----------
                                                                       698,001                   666,066
                                                                    ----------                ----------
                                                                    $2,990,115                $3,136,701
                                                                    ==========                ==========

          See accompanying notes to consolidated financial statements

                     THE MONEY STORE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                                          THREE MONTHS ENDED
                                                         -------------------------------------------------
                                                              MARCH 31, 1998             MARCH 31, 1997
                                                         ----------------------     ----------------------
REVENUES:
Gain on sale of receivables, including net unrealized
 gain on valuation of interest-only strips                        $139,395                   $113,066
Finance income, fees earned and other                               94,584                     58,751
                                                                  --------                   --------
                                                                   233,979                    171,817
                                                                  --------                   --------
EXPENSES:
 Salaries and employee benefits                                     72,505                     46,815
 Other operating expenses                                           62,779                     52,078
 Interest                                                           41,490                     29,226
                                                                  --------                   --------
                                                                   176,774                    128,119
                                                                  --------                   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               57,205                     43,698

INCOME TAXES                                                        23,166                     19,140
                                                                  --------                   --------
INCOME FROM CONTINUING OPERATIONS                                   34,039                     24,558

DISCONTINUED OPERATIONS:
 Income from operations of Auto Finance
  division (less applicable income taxes)                                -                      2,141
                                                                  --------                   --------
NET INCOME                                                          34,039                     26,699

OTHER COMPREHENSIVE INCOME:
 Foreign currency translation adjustments, net of tax                    8                          -
                                                                  --------                   --------
COMPREHENSIVE INCOME                                              $ 34,047                   $ 26,699
                                                                  ========                   ========
NET EARNINGS PER COMMON SHARE:
 Continuing operations                                            $   0.54                   $   0.39
 Discontinued operations                                                 -                       0.04
                                                                  --------                   --------
 Net income                                                       $   0.54                   $   0.43
                                                                  ========                   ========
NET EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
 Continuing operations                                            $   0.53                   $   0.38
 Discontinued operations                                                 -                       0.03
                                                                  --------                   --------
 Net income                                                       $   0.53                   $   0.41
                                                                  ========                   ========

          See accompanying notes to consolidated financial statements

                     THE MONEY STORE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               1998           1997
                                                                           -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $    34,039   $     26,699
Adjustments to reconcile net income
 to net cash provided by (used in)
 operations:
  Discontinued operations                                                            -          (2,141)
  Depreciation and amortization                                                   6,590          4,379
  Provision for deferred income taxes                                            18,568         11,530
  Provision for credit losses on loans not sold                                    (507)         3,723
  Net unrealized gain on valuation of interest-
   only strip receivables                                                       (12,987)        (7,404)
  Net change in operating assets and liabilities:
   Increase in short-term cash investments                                       (4,522)        (6,326)
   Proceeds from loans sold                                                   2,204,416      1,618,485
   Loans originated and purchased                                            (1,966,677)    (1,636,819)
   Loans repurchased                                                               (748)        (1,666)
   Decrease (increase) in other receivables                                      61,839        (16,942)
   Increase in interest-only strip receivables                                 (145,040)       (39,509)
   Increase (decrease) in accounts payable and other liabilities                  2,556         (3,307)
   Other, net                                                                       (56)        (5,952)
                                                                            -----------   ------------

  Net cash provided by (used in) operating
   activities                                                                   197,471        (55,250)
                                                                            -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (12,315)        (9,488)
  Construction in progress                                                      (11,000)        (3,989)
                                                                            -----------   ------------

  Net cash used in investing activities                                         (23,315)       (13,477)
                                                                            -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in secured credit facilities                                    (290,242)       (42,215)
  Net increase in unsecured credit facilities                                    66,075         40,000
  Principal payments on unsecured notes                                               -            (20)
  Net increase in collections payable                                            40,046         27,427
  Proceeds from exercise of stock options                                         2,467          1,121
  Dividends paid                                                                 (4,579)        (3,978)
                                                                            -----------   ------------

  Net cash provided by (used in) financing
   activities                                                                  (186,233)        22,335
                                                                            -----------   ------------

Effect of exchange rate changes on cash and
 cash equivalents                                                                     8              -
                                                                            -----------   ------------

  Net decrease in cash and cash equivalents                                     (12,069)       (46,392)
Cash and cash equivalents at beginning of
 period                                                                         301,669        162,945
                                                                            -----------   ------------

Cash and cash equivalents at the end of
 period                                                                     $   289,600   $    116,553
                                                                            ===========   ============


         See accompanying notes to consolidated financial statements.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

          The Money Store Inc. together with its subsidiaries (the "Company") is a financial services company engaged in the business of originating (including purchasing), selling and servicing consumer and commercial loans of specified types and offering related services. Loans originated by the Company primarily consist of: (i) fixed and adjustable rate loans secured by mortgages on residential real estate and loans which allow consumers to borrow up to 125% of the value of their homes ("125 LTV Loans"), (collectively "Home Equity Loans"), which include FHA Title I home improvement loans ("FHA Title I Loans") insured by the Federal Housing Authority (the "FHA") of the United States Department of Housing and Urban Development ("HUD") and other home improvement loans not insured by FHA ("Conventional Home Improvement Loans" and, collectively with FHA Title I Loans, "Home Improvement Loans"); (ii) loans guaranteed in part ("SBA Loans") by the United States Small Business Administration (the "SBA") and commercial loans generally secured by first mortgages ("Small Business Loans" and, together with SBA Loans, "Commercial Loans"); and (iii) government-guaranteed and privately-insured student loans ("Student Loans"). The Company is also engaged in the business of originating and purchasing mortgage loans in the United Kingdom.

          From 1995 to January 21, 1998 the Company has originated motor vehicle retail installment sale contracts purchased from automobile dealers ("Auto Loans"). The Company decided to close its Auto Finance division as part of its overall strategy to focus on more profitable areas of lending. As a result of this action, the Auto Finance division is treated as a discontinued operation for financial reporting purposes.

PENDING MERGER WITH FIRST UNION CORPORATION

          On March 4, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with First Union Corporation ("First Union") and its wholly owned subsidiary, First Union National Bank ("FUNB"), providing for, among other things, the merger (the "Merger") of a direct, wholly owned subsidiary of FUNB with and into the Company. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of the Company's common stock, no par value (the "Common Stock"), will be converted into the right to receive that number of validly issued, fully paid and non-assessable shares of First Union's common stock, par value $3.33-1/3 per share, together with the rights issued pursuant to a Shareholder Protection Rights Agreement, dated December 18, 1990, as amended, attached thereto (the "First Union Common Stock"), equal to the result of dividing $34.00 by the Market Price (such quotient, rounded down to four decimal places, the "Exchange Ratio"). The "Market Price" means the average of the per share closing sales price of First Union Common Stock, rounded to four decimal places, as reported under "NYSE Composite Reports" in The Wall Street Journal for each of
                                  -----------------------
the five trading days in the period ending on the trading day prior to the Effective Time. At the Effective Time, each outstanding share of the Company's $1.72 Mandatory Convertible Preferred Stock, no par value (the "Preferred Stock"), shall be converted into the right to receive the number of shares of First Union Common Stock equal to the product of the Exchange Ratio and 0.92. If any approval of the holders of the Preferred Stock that may be required in order to deliver First Union Common Stock in exchange therefor shall not be received, then each share of Preferred Stock outstanding at the Effective Time shall instead be converted into the right to receive a share of a new series of First Union convertible preferred stock (the "New First Union Preferred Stock") containing substantially similar terms as the Preferred Stock, as adjusted to reflect the Merger.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENDING MERGER WITH FIRST UNION CORPORATION (CONTINUED)

          The Merger is intended to constitute a reorganization under Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"), and to be accounted for as a purchase. Consummation of the Merger is subject to various conditions, including: (i) approval of the Merger and the Merger Agreement by the requisite vote of the Company's shareholders; (ii) receipt of requisite regulatory approvals and third party consents; (iii) receipt of legal opinions as to the tax-free nature of the transactions; (iv) listing on the New York Stock Exchange (the "NYSE"), subject to notice of issuance of the First Union Common Stock (and if required, the New First Union Preferred Stock) to be issued in the Merger; and (v) satisfaction of certain other customary closing conditions.

          In his capacity as a shareholder of the Company, Marc J. Turtletaub, Chief Executive Officer of the Company, entered into an option and voting agreement dated as of March 4, 1998 (the "Option Agreement") with First Union pursuant to which Mr. Turtletaub granted First Union an option, that is exercisable following the occurrence of certain contingencies set forth therein, to purchase up to 14,547,261 shares of the Common Stock (approximately 24.9% of the outstanding shares of Common Stock) owned by him at a price, subject to certain adjustments, of $34.00 per share payable in First Union Common Stock. Mr. Turtletaub has also agreed, in his capacity as a shareholder, to vote 19,943,700 shares of Common Stock as to which he has voting rights for the Merger and the other actions contemplated in the Merger Agreement and to vote against any merger (or other transaction involving the sale of a substantial portion of the Company's assets or the Common Stock) between the Company and a party other than First Union or an affiliate thereof for a period beginning on March 4, 1998 and ending on the later of (i) 180 days after the Merger Agreement shall have been terminated or (ii) December 31, 1998. Mr. Turtletaub has provided the Company with a copy of the Option Agreement .

BASIS OF FINANCIAL STATEMENT PRESENTATION

The consolidated financial statements include the accounts of The Money Store Inc. and its subsidiaries, all of which are wholly owned. The consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. These estimates include, among other things, estimated prepayments and discount rates on loans sold with servicing retained, valuation of collateral owned, and determination of the allowance for credit losses.

INVESTMENT IN JOINT VENTURE

          The Company has a 50% equity interest in a limited liability company which was formed for the purpose of originating, selling and servicing mortgage loans. As of March 31, 1998, the joint venture had not commenced operations.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADOPTION OF NEW ACCOUNTING POLICIES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, Reporting Comprehensive Income. FAS
                                      ------------------------------
No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. FAS No. 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity. FAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997.

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

     Subsequent to the initial recognition of the interest-only strip receivables, on-going assessments are made to determine the fair value of the expected future cash flows based upon current market conditions. The asset is measured like available-for-sale securities or trading securities under FAS No. 115 and, accordingly, adjustments to the fair value are recorded based upon those classifications. At March 31, 1998, the interest-only strip receivables are classified as trading securities.

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

NET EARNINGS PER SHARE

          The Company's common stock equivalents include the assumed conversion of the Company's outstanding $1.72 Mandatory Convertible Preferred Stock and the assumed exercise of stock options to the extent they are dilutive. Share and per share amounts have been restated to reflect stock splits effected by the Company. All prior year earnings per share amounts have been restated to reflect the adoption of FAS No. 128. The adoption of FAS No. 128 has not had a material effect on the Company's financial statements.

STATEMENTS OF CASH FLOWS

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

          Supplemental disclosure of cash flow information is as follows:

          Cash paid for interest expense is $41,336,000 and $42,545,000 for the three months ended March 31, 1998 and 1997, respectively. Cash paid for income taxes is $1,230,000, and $9,497,000 for the three months ended March 31, 1998 and 1997, respectively.

          Supplemental disclosure of non-cash investing and financing activities is as follows:

          Non-cash investing and financing activities consist of capital lease obligations of $284,000 for the three months ended March 31, 1998 in connection with leases for equipment. There were no non-cash investing or financing activities for the three months ended March 31, 1997.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


FOREIGN CURRENCY TRANSLATION

          All assets and liabilities of the United Kingdom subsidiaries are translated into United States dollars at the rate in effect as of the date of the financial statements. Income and expense items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are recorded as a component of shareholders' equity.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued FAS No. 131, Disclosures about Segments of an Enterprise and Related
             -------------------------------------------------------
Information. FAS No. 131 establishes standards for the way public business
-----------
enterprises are to report information about operating segments in annual financial statements, and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS No. 131 is effective for financial statements issued for years beginning after December 15, 1997. Although earlier adoption is allowed, the Company has elected to adopt FAS No. 131 effective December 31, 1998.

(2)  DISCONTINUED OPERATIONS

          On January 21, 1998, the Company ceased originating loans in its Auto Finance division as part of an overall corporate strategy to focus on more profitable areas of lending. This division operated on a nationwide basis and originated loans for the purpose of purchasing new and used cars, minivans, vans and light trucks. The Company sold these loans in securitization transactions with servicing retained. In connection with this, all related operating activity is reclassified and reported as discontinued operations in the 1997 and the preceding years' consolidated statements of income. Also included in the Company's consolidated statements of financial condition are the assets of the Auto Finance division of $51,688,000 and $40,662,000 at March 31, 1998 and December 31, 1997, respectively, consisting of short-term cash investments, receivables, interest-only strip receivables and equipment. In addition, the Company has liabilities of $91,118,000 and $80,092,000 at March 31, 1998 and December 31, 1997, respectively, consisting of accounts payable and intercompany liabilities.

(3)  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

          The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates primarily between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon sale of the loans, the advances are repaid. At March 31, 1998, the Company has made available to originators, lines of credit of approximately $65,200,000. Advances outstanding at March 31, 1998 and December 31, 1997 are $8,814,000 and $17,389,000, respectively, and are included in Receivables, net.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3) COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

     In certain securitization transactions, the Company subordinates a portion of its interest in excess cash flows to the interest of investors. The investors' protection from losses is provided by the subordination of the Company's cash flows including among other methods, various combinations of cash deposits provided by the Company, subordination accounts and credit enhancement provided by third parties. At March 31, 1998 and December 31, 1997, short-term cash investments represent restricted cash deposits held in interest-bearing accounts for the protection of investors from losses. In addition, advances in connection with subordination accounts of $429,300,000 and $379,500,000 at March 31, 1998 and December 31, 1997, respectively, are included in interest-only strip receivables. In senior subordinated structures, the senior certificate holders are protected from losses by outstanding subordinated certificates and credit enhancements provided by third parties, and in some cases the limited guarantee of the Company.

     In certain securitizations, limited guarantees are provided by the Company as credit enhancement. The Company has completed two asset-backed securitizations, one collateralized by Commercial Loans and the other by Home Equity Loans, which employed a senior/subordinate structure with the subordinate bonds enhanced by a limited guarantee by the Company. At March 31, 1998, these limited guarantees amounted to approximately $13,000,000.

     In an attempt to minimize the risk of interest rate fluctuations, one of the strategies employed by the Company is to enter into agreements that allow it to sell loans to certain trusts in the future at an agreed upon price. At March 31, 1998, under the terms of such agreements the Company had the right to deliver $66,030,000 of Home Equity Loans, $18,634,000 of Commercial Loans and $26,790,000 of Student Loans, within approximately 90 days of such date.

     In addition, the Company occasionally purchases and sells government securities at agreed upon prices as an economic hedge. Losses on these transactions, which are included in the gain on sale of receivables from continuing operations amounted to $793,000, and $6,059,000 for the three months ended March 31, 1998, and 1997, respectively.

     The Company generally sells its Home Equity Loans with servicing retained in mortgage pass-through transactions and in whole loan transactions. In certain whole loan transactions, the Company is subject to off-balance sheet credit risk in the normal course of business due to commitments and obligations to service and repurchase loan receivables which are not included in the accompanying consolidated financial statements. These commitments and obligations do not necessarily represent future cash flow obligations. The obligations to repurchase Home Equity Loans are subject to various terms and conditions including limitations on the amount of loans that may be required to be repurchased in any given year. Based upon the terms of whole loan transactions and management's estimates of the lives of the underlying portfolios, management believes that there are $36,797,000 of Home Equity Loans at March 31, 1998 which the Company may be required to repurchase in the future should such loans become more than 90 days past due.

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(3)  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

          The Company's serviced loan portfolio is widely dispersed. At March 31, 1998, loans to borrowers in the State of California accounted for approximately 19% of the total serviced loan portfolio, while no other state accounted for more than 7%.

          In the normal course of business, the Company is subject to various legal proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the consolidated financial position or results of operations of the Company.


(4) RECONCILIATION OF BASIC AND DILUTED NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS

                                                           FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                      ------------------------------------------------------
                                                         INCOME                  SHARES            PER-SHARE
                                                      (NUMERATOR)            (DENOMINATOR)          AMOUNT
                                                      -----------            -------------         ---------
                                                         (Dollars in thousands, except per share amounts)
Income from continuing operations                        $34,039
Less:  Preferred stock dividends                          (2,242)
                                                         -------
BASIC EPS:
Income available to
   common stockholders                                    31,797               58,430,689              $0.54
                                                                                                       =====
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                     948,769
Convertible preferred stock                                2,242                5,215,000
                                                         -------               ----------
DILUTED EPS:
Income available to common
   stockholders + assumed conversions                    $34,039               64,594,458              $0.53
                                                         =======               ==========              =====

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(4) RECONCILIATION OF BASIC AND DILUTED NET EARNINGS PER COMMON SHARE FROM CONTINUING OPERATIONS (CONTINUED)

                                                           FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                      ------------------------------------------------------
                                                         INCOME                  SHARES            PER-SHARE
                                                      (NUMERATOR)            (DENOMINATOR)          AMOUNT
                                                      -----------            -------------         ---------
                                                         (Dollars in thousands, except per share amounts)
Income from continuing operations                        $24,558
Less:  Preferred stock dividends                          (2,242)
                                                         -------
BASIC EPS:
Income available to
   common stockholders                                    22,316              57,867,152               $0.39
                                                                                                       =====
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                  1,116,501
Convertible preferred stock                                2,242               5,215,000
                                                         -------             -----------
DILUTED EPS:
Income available to common
   stockholders + assumed conversions                    $24,558              64,198,653               $0.38
                                                         =======              ==========               =====


     Options on 853,775 and 179,250 shares of common stock were not included in computing diluted earnings per share for the three months ended March 31, 1998 and 1997, respectively, as they were antidilutive.

(5)   SUBSIDIARY GUARANTORS

     Certain of the Company's senior notes constitute unsecured and unsubordinated senior indebtedness of the Company. These senior notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") on a senior unsecured, joint and several, basis by certain of the Company's wholly-owned subsidiaries (the "Guarantors"). The following condensed consolidating financial data illustrate the composition of the combined Guarantors. The Company believes that providing the condensed consolidating information is of material interest to potential investors in the senior notes and has not presented separate financial statements for each of the Guarantors because it was deemed that such financial statements would not provide potential investors with any material additional information.

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

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(5)   SUBSIDIARY GUARANTORS (CONTINUED)

                CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                                MARCH 31, 1998
                            (Dollars in thousands)

                                                             COMBINED           COMBINED
                                              PARENT         GUARANTOR        NON-GUARANTOR
                                              COMPANY       SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                           ------------     ------------      -------------        ------------       ------------
          ASSETS
          ------
Cash and cash equivalents                   $  339,784         $(38,202)        $  (11,982)          $       -        $  289,600
Short-term cash investments                          -                -            200,102                   -           200,102
Receivables, net                                   872          928,610             58,473                   -           987,955
Interest-only strip receivables                      -                -          1,313,767                   -         1,313,767
Investment in subsidiaries                     503,807            4,192                  -            (507,999)                -
Property and equipment, net                          -          166,418              3,865                   -           170,283
Other                                            8,723           18,690                995                   -            28,408
                                            ----------       ----------         ----------           ---------        ----------

                                            $  853,186       $1,079,708         $1,565,220           $(507,999)       $2,990,115
                                            ==========       ==========         ==========           =========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
  Notes payable                             $1,281,095       $   10,819         $        -           $       -        $1,291,914
  Accounts payable and other liabilities        28,637          506,567             30,228                   -           565,432
  Income taxes, principally deferred           (64,321)         200,325             38,800                   -           174,804
  Unearned insurance commissions                     -            9,964                  -                   -             9,964
  Due to (from) parent and affiliates       (1,340,114)         (37,950)         1,378,140                 (76)                -
                                            ----------       ----------         ----------           ---------        ----------

                                               (94,703)         689,725          1,447,168                 (76)        2,042,114
                                            ----------       ----------         ----------           ---------        ----------
  Subordinated debt                            250,000                -                  -                   -           250,000
                                            ----------       ----------         ----------           ---------        ----------


Shareholders' equity:
  Preferred stock                              133,363                -                  -                   -           133,363
  Common stock                                 199,215           27,366              3,190             (30,556)          199,215
  Paid-in capital                                    -           12,553             47,897             (60,450)                -
  Foreign currency translation adjustments           -              112                  -                   -               112
  Retained earnings                            365,311          349,952             66,965            (416,917)          365,311
                                            ----------       ----------         ----------           ---------        ----------
                                               697,889          389,983            118,052            (507,923)          698,001
                                            ----------       ----------         ----------           ---------        ----------
                                            $  853,186       $1,079,708         $1,565,220           $(507,999)       $2,990,115
                                            ==========       ==========         ==========           =========        ==========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(5)   SUBSIDIARY GUARANTORS (CONTINUED)

                CONSOLIDATING STATEMENTS OF FINANCIAL CONDITION
                               DECEMBER 31, 1997
                            (Dollars in thousands)

                                                             COMBINED           COMBINED
                                              PARENT         GUARANTOR        NON-GUARANTOR
                                              COMPANY       SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                           ------------     ------------      -------------        ------------       ------------
         ASSETS
         ------
Cash and cash equivalents                   $  284,495       $   21,539         $   (4,365)          $       -        $  301,669
Short-term cash investments                          -                -            195,580                   -           195,580
Receivables, net                                   743        1,082,547            204,194                   -         1,287,484
Interest-only strip receivables                      -                -          1,170,254                   -         1,170,254
Investment in subsidiaries                     469,766            4,142                  -            (473,908)                -
Property and equipment, net                          -          150,010              3,064                   -           153,074
Other                                            9,181           18,574                885                   -            28,640
                                            ----------       ----------         ----------           ---------        ----------

                                            $  764,185       $1,276,812         $1,569,612           $(473,908)       $3,136,701
                                            ==========       ==========         ==========           =========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Notes payable                             $1,504,490       $   11,591         $        -           $       -        $1,516,081
  Accounts payable and other liabilities        26,804          498,383             17,024                   -           542,211
  Income taxes, principally deferred           (64,273)         184,552             32,598                   -           152,877
  Unearned insurance commissions                     -            9,466                  -                   -             9,466
  Due to (from) parent and affiliates       (1,618,798)         207,667          1,411,207                 (76)                -
                                            ----------       ----------         ----------           ---------        ----------

                                              (151,777)         911,659          1,460,829                 (76)        2,220,635
                                            ----------       ----------         ----------           ---------        ----------
  Subordinated debt                            250,000                -                  -                   -           250,000
                                            ----------       ----------         ----------           ---------        ----------

Shareholders' equity:
  Preferred stock                              133,363                -                  -                   -           133,363
  Common stock                                 196,748           27,366              3,190             (30,556)          196,748
  Paid-in capital                                    -           12,553             47,897             (60,450)                -
  Foreign currency translation adjustments           -              104                  -                   -               104
  Retained earnings                            335,851          325,130             57,696            (382,826)          335,851
                                            ----------       ----------         ----------           ---------        ----------
                                               665,962          365,153            108,783            (473,832)          666,066
                                            ----------       ----------         ----------           ---------        ----------
                                             $ 764,185       $1,276,812         $1,569,612           $(473,908)       $3,136,701
                                            ==========       ==========         ==========           =========        ==========



                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(5)   SUBSIDIARY GUARANTORS (CONTINUED)

                      CONSOLIDATING STATEMENTS OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1998
                            (Dollars in thousands)

                                                             COMBINED           COMBINED
                                              PARENT         GUARANTOR        NON-GUARANTOR
                                              COMPANY       SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                           ------------     ------------      -------------        ------------       ------------
Revenues:
 Gain on sale of receivables                $        -         $120,457            $18,938           $       -           $139,395
 Finance income, fees earned and other           2,573           81,961             10,050                   -             94,584
                                            ----------       ----------         ----------           ---------         ----------

                                                 2,573          202,418             28,988                   -            233,979
                                            ----------       ----------         ----------           ---------         ----------

Expenses:
 Operating expenses                              1,384          126,402              7,498                   -            135,284
 Interest                                        1,190           34,683              5,617                   -             41,490
                                            ----------       ----------         ----------           ---------         ----------

                                                 2,574          161,085             13,115                   -            176,774
                                            ----------       ----------         ----------           ---------         ----------

Income (loss) from continuing operations
 before income taxes and undistributed
 income of subsidiaries                             (1)          41,333             15,873                   -             57,205
Income taxes                                         -           16,723              6,443                   -             23,166
                                            ----------       ----------         ----------           ---------         ----------

Net income (loss) from continuing
 operations                                         (1)          24,610              9,430                   -             34,039

Discontinued operations:
 Income (loss) from operations of Auto
 Finance division (less  applicable
 income taxes (benefit))                             -              161               (161)                  -                  -

Equity in undistributed income
 of subsidiaries                                34,040               50                  -             (34,090)                 -
                                            ----------       ----------         ----------           ---------         ----------
Net income                                     $34,039         $ 24,821            $ 9,269            $(34,090)          $ 34,039
                                            ==========       ==========         ==========           =========         ==========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(5)   SUBSIDIARY GUARANTORS (CONTINUED)

                      CONSOLIDATING STATEMENTS OF INCOME
                       THREE MONTHS ENDED MARCH 31, 1997
                            (Dollars in thousands)

                                                             COMBINED           COMBINED
                                              PARENT         GUARANTOR        NON-GUARANTOR
                                              COMPANY       SUBSIDIARIES       SUBSIDIARIES        ELIMINATIONS       CONSOLIDATED
                                           ------------     ------------      -------------        ------------       ------------
Revenues:
 Gain on sale of receivables                $        -       $   97,260         $   15,806           $       -           $113,066
 Finance income, fees earned and other           1,358           47,389             10,004                   -             58,751
                                            ----------       ----------         ----------           ---------         ----------

                                                 1,358          144,649             25,810                   -            171,817
                                            ----------       ----------         ----------           ---------         ----------

Expenses:
 Operating expenses                                895           91,547              6,451                  -              98,893
 Interest                                          467           24,759              4,000                  -              29,226
                                            ----------       ----------         ----------           ---------         ----------

                                                 1,362          116,306             10,451                   -            128,119
                                            ----------       ----------         ----------           ---------         ----------

Income (loss) from continuing
 operations before income taxes and
 undistributed income of
 subsidiaries                                       (4)          28,343             15,359                   -             43,698
Income taxes                                         -           12,706              6,434                   -             19,140
                                            ----------       ----------         ----------           ---------         ----------

Income from continuing operations                   (4)          15,637              8,925                   -             24,558

Discontinued operations:
 Income from operations of
 Auto Finance division (less applicable
 income taxes)                                       -            1,849                292                   -              2,141

Equity in undistributed income
 of subsidiaries                                26,703              642                  -             (27,345)                 -
                                            ----------       ----------         ----------           ---------         ----------

Net income                                     $26,699         $ 18,128            $ 9,217            $(27,345)          $ 26,699
                                            ==========       ==========         ==========           =========         ==========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(5)   SUBSIDIARY GUARANTORS (CONTINUED)

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1998
                            (Dollars in thousands)

                                                                     COMBINED         COMBINED
                                                        PARENT       GUARANTOR      NON-GUARANTOR
                                                        COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                       ---------    ------------    -------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  34,039    $    24,821        $   9,269         $(34,090)    $    34,039
  Adjustments to reconcile net income
   to net cash provided by operations:
    Equity in undistributed income of
     subsidiaries                                        (34,040)           (50)               -           34,090               -
    Discontinued operations                                    -            161             (161)               -               -
    Depreciation and amortization                            584          5,836              170                -           6,590
    Provision for deferred income taxes                        -         13,631            4,937                -          18,568
    Provision for credit losses on loans
     not sold                                                  -           (507)               -                -            (507)
    Net unrealized gain on valuation of
     interest-only strip receivables                           -              -          (12,987)               -         (12,987)
    Net changes in operating assets and
     liabilities:
       Increase in short-term cash
         investments                                           -              -           (4,522)               -          (4,522)
       Proceeds from loans sold                                -      1,830,323          374,093                -       2,204,416
       Loans originated and purchased                          -     (1,741,130)        (225,547)               -      (1,966,677)
       Loans repurchased                                       -           (748)               -                -            (748)
       Decrease (increase) in other
         receivables                                        (129)        64,793           (2,825)               -          61,839
       Increase in interest-only strip
         receivables                                           -              -         (145,040)               -        (145,040)
       Net increase (decrease) in accounts
         payable and other liabilities                     1,832        (27,155)          27,879                -           2,556
       Other, net                                           (174)        (1,037)           1,155                -             (56)
                                                       ---------      ----------      ----------         --------      ----------

   Net cash provided by operating activities               2,112        168,938           26,421                -         197,471
                                                       ---------      ----------      ----------         --------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                         -        (11,344)            (971)               -         (12,315)
    Construction in progress                                   -        (11,000)               -                -         (11,000)
    Investment in and advances to subsidiaries           278,684       (245,617)         (33,067)               -               -
                                                       ---------      ----------      ----------         --------      ----------

   Net cash provided by (used in) investing activities   278,684       (267,961)         (34,038)               -         (23,315)
                                                       ---------      ----------      ----------         --------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in secured credit facilities            (289,470)           (772)              -                -        (290,242)
   Net increase in unsecured credit facilities            66,075               -               -                -          66,075
   Net increase in collections payable                         -          40,046               -                -          40,046
   Proceeds from exercise of stock options                 2,467               -               -                -           2,467
   Dividends paid                                         (4,579)              -               -                -          (4,579)
                                                       ---------      ----------      ----------         --------      ----------

   Net cash provided by (used in) financing activities  (225,507)         39,274               -                -        (186,233)
                                                       ---------      ----------      ----------         --------      ----------
Effect of exchange rate changes on cash and
     cash equivalents                                          -               8               -                -               8
                                                       ---------      ----------      ----------         --------      ----------
   Net increase (decrease) in cash and cash
     equivalents                                          55,289         (59,741)         (7,617)               -         (12,069)
Cash and cash equivalents at the beginning
   of period                                             284,495          21,539          (4,365)               -         301,669
                                                       ---------      ----------      ----------         --------      ----------
Cash and cash equivalents at the end of period
                                                       $ 339,784      $  (38,202)     $  (11,982)        $             $  289,600
                                                       =========      ==========      ==========         ========      ==========

                     THE MONEY STORE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(5)   SUBSIDIARY GUARANTORS (CONTINUED)

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997
                            (Dollars in thousands)

                                                                        COMBINED         COMBINED
                                                           PARENT       GUARANTOR     NON-GUARANTOR
                                                          COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          --------    ------------    -------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $ 26,699     $    18,128        $   9,217       $(27,345)    $    26,699
   Adjustments to reconcile net income to
     net cash provided by (used in) operations:
       Equity in undistributed income of
         subsidiaries                                      (26,703)           (642)               -          27,345              -
       Discontinued operations                                   -          (1,849)            (292)              -         (2,141)
       Depreciation and amortization                           548           3,635              196               -          4,379
       Provision for deferred income taxes                       -           7,498            4,032               -         11,530
       Provision for credit losses on loans
          not sold                                               -           3,723                -               -          3,723
       Net unrealized gain on valuation of
          interest-only strip receivables                        -               -           (7,404)              -         (7,404)
       Net changes in operating assets and
          liabilities:
             Increase in short-term cash
                investments                                      -               -           (6,326)              -         (6,326)
             Proceeds from loans sold                            -       1,328,457          290,028               -      1,618,485
             Loans originated and purchased                      -      (1,461,279)        (175,540)              -     (1,636,819)
             Loans repurchased                                   -          (1,666)               -               -         (1,666)
             Decrease (increase) in other
                receivables                                   (385)        (22,859)           6,302               -        (16,942)
             Increase in interest-only strip
                receivables                                      -               -          (39,509)              -        (39,509)
             Net increase (decrease) in accounts
                payable and other liabilities              (12,839)             46            9,486               -         (3,307)
             Other, net                                    (10,912)          5,974           (1,014)              -         (5,952)
                                                          --------     -----------        ---------        --------    -----------

   Net cash provided by (used in) operating activities     (23,592)       (120,834)          89,176               -        (55,250)
                                                          --------     -----------        ---------        --------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                           -          (9,504)              16               -         (9,488)
    Construction in process                                      -          (3,989)               -               -         (3,989)
    Investment in and advances to subsidiaries              14,775          65,655          (80,430)              -              -
                                                          --------     -----------        ---------        --------    -----------

   Net cash provided by (used in) investing activities      14,775          52,162          (80,414)              -        (13,477)
                                                          --------     -----------        ---------        --------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in secured credit facilities                (2,215)        (40,000)               -               -        (42,215)
   Net increase in unsecured credit facilities                   -          40,000                -               -         40,000
   Principal payments on unsecured senior note                 (20)              -                -               -            (20)
   Net increase in collections payable                           -          27,427                -               -         27,427
   Proceeds from exercise of stock options                   1,121               -                -               -          1,121
   Dividends paid                                           (3,978)              -                -               -         (3,978)
                                                          --------     -----------        ---------        --------    -----------

   Net cash provided by (used in) financing activities      (5,092)         27,427                -               -         22,335
                                                          --------     -----------        ---------        --------    -----------
   Net increase (decrease) in cash and cash
     equivalents                                           (13,909)        (41,245)           8,762               -        (46,392)
Cash and cash equivalents at the beginning
     of period                                             194,532         (40,968)           9,381               -        162,945
                                                          --------     -----------        ---------        --------    -----------

Cash and cash equivalents at the end of period            $180,623     $   (82,213)       $  18,143        $      -    $   116,553
                                                          ========     ===========        =========        ========    ===========

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

CERTAIN ACCOUNTING CONSIDERATIONS

     As a fundamental part of its business and financing strategy, the Company sells the majority of its loans with the servicing retained. The majority of the Company's revenue is recognized as gain on sale of receivables. The calculation of the gain on sale is determined in part by the allocation of fair value between the loans sold and the retained interest (interest-only strip receivables). The calculation of the fair value of the interest-only strip receivables is based upon the present value of future expected cash flows ("Spreads") and utilizes certain estimates made by management at the time loans are sold. These estimates include the following: (i) the discount rate used to calculate present value; (ii) the rate of prepayment; (iii) adequate servicing compensation; and (iv) annual loss (default) assumption. The rate of prepayment of loans may be affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing to borrowers. The effect of those factors on loan prepayment rates may vary depending on the type of loan. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of repayment of the Company's loans and other considerations. There can be no assurance of the accuracy of management's estimates. Moreover, when the Company introduces new loan products, such as 125 LTV Loans, there can be no assurance that the historic performance of the Company's other loan products will accurately predict the future performance of such new loan products. If actual prepayments occur more quickly than was projected at the time loans were sold, the carrying value of the interest-only strip receivables may have to be written down through a charge to earnings in the period of adjustment. The timing of sales of the Company's loans may impact the Company's earnings from quarter to quarter. Accordingly, both the timing of sales of the Company's loans and the amount of loans sold will impact the Company's earnings from quarter to quarter. Subsequent to the initial recognition of the interest-only strip receivables, on-going assessments are made to determine the fair value of the expected future cash flows based upon current market conditions. The asset is measured like available-for-sale securities or trading securities under FAS No. 115 and, accordingly, adjustments to the fair value are recorded based upon those classifications. At March 31, 1998, the interest-only strip receivables are classified as trading securities.

     The following chart presents certain weighted average estimates and Spreads used in the calculation of the interest-only strip receivables for loans sold in the following periods:

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                               1998                   1997
                                              -----                  -----

          Discount rates:
             Home Equity Loans                11.18%                 11.50%
             Commercial Loans                 10.55%                 10.40%
             Student Loans                     8.21%                  8.30%

          Prepayment rates:
             Home Equity Loans (1)            28.00%                 26.00%
             Commercial Loans (1)              9.00%                  9.00%
             Student Loans (1)                 3.00%                  3.50%

          Adequate servicing compensation:
             Home Equity Loans                 0.45%                  0.35%
             Commercial Loans                  0.40%                  0.40%
             Student Loans (2)                 0.80%                  0.90%

          Loss assumptions:
             Home Equity Loans                 3.85%                  2.50%
             Commercial Loans                  3.50%                  3.50%

          Spreads:
             Home Equity Loans                 4.31%                  3.91%
             Commercial Loans                  2.38%                  2.45%
             Student Loans                     1.86%                  1.81%

(1)  Represents an annual prepayment rate (HEP/CPR).
(2)  Represents an average of the in-school and repayment periods.


     The Company has several strategies which it employs in an attempt to minimize the risk of interest rate fluctuations during the period between the time it originates loans and the time such loans are sold: (i) the Company attempts to package and sell loans on a regular basis, thereby minimizing the period during which loans are held; (ii) the Company usually does not fix the interest rate applicable to fixed rate Home Equity Loans it originates until shortly prior to the closing of the loans; (iii) the Company, occasionally, purchases and sells government securities at agreed upon prices as an economic hedge; and (iv) in certain securitizations, the Company enters into an agreement that allows it to sell loans in the future at an agreed upon price ("pre-funding"). The Company has basis risk on certain variable rate loans it sells where the customer and investor rates are based upon different indices and adjust at varying intervals.

FINANCIAL CONDITION AT MARCH 31, 1998

   On January 21, 1998, the Company decided to cease originating loans in the Auto Finance division as part of an overall strategy to focus on more profitable areas of lending. As a result, the Auto Finance division has been treated as a discontinued operation for financial reporting purposes. The results of continuing operations of the Company are reported separately from the discontinued Auto Finance division. The remaining assets and liabilities of the Auto Finance division are included in the consolidated statements of financial condition.

   Cash and cash equivalents decreased $12.1 million to $289.6 million at March 31, 1998 from $301.7 million at December 31, 1997. This is a result of net cash used in investing and financing activities offset in part by net cash provided by operating activities.

     Short-term cash investments increased $4.5 million to $200.1 million at March 31, 1998 from $195.6 million at December 31, 1997. These investments consist of restricted cash deposits held in interest-bearing accounts for the protection of investors from losses in various securitization transactions.
This increase is due to incremental deposits made to restricted cash accounts to achieve specified subordination levels. The restrictions on deposits decrease as the underlying loans liquidate to certain specified levels.

   Receivables, net, decreased $299.5 million to $988.0 million at March 31, 1998 from $1.3 billion at December 31, 1997. The decrease is primarily due to decreases in loans held for sale. Loans held for sale decreased by $298.8 million to $822.0 million at March 31, 1998 from $1.1 billion at December 31, 1997. Accrued interest receivable increased by $4.9 million to $115.0 million at March 31, 1998 from $110.1 million at December 31, 1997, as a result of the growth in the serviced loan portfolio. The decrease in loans held for sale was due primarily to loans sold exceeding loans originated and purchased by $237.7 million. Originations increased 20.2% to $2.0 billion from $1.6 billion for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, respectively, primarily as a result of the Company providing greater variety of products and diversification in the methods of loan origination.

     The interest-only strip receivables increased by $143.5 million to $1.3 billion at March 31, 1998 from $1.2 billion at December 31, 1997. This increase was due to the initial recognition of fair value of the interest-only strip receivables of $137.7 million and the initial recognition of unrealized gain on loans sold during the three months ended March 31, 1998 of $13.0 million. Offsetting these increases is net amortization of $7.2 million.

   Property and equipment, net, increased by $17.2 million to $170.3 million at March 31, 1998 from $153.1 million at December 31, 1997. This increase for the three months ended March 31, 1998 is primarily a result of $11.0 million of development costs for the construction of an office building in West Sacramento, California. The building will be substantially completed in the second quarter of 1998. Total construction costs will be approximately $88.0 million, with additional capitalized occupancy costs of $10.0 million. In addition, the Company purchased $3.3 million in computer equipment and capitalized $3.7 million of purchased and internally developed software to enhance the branch offices' automation to support new product lines, provide system improvements and electronic document generation, storage and retrieval. Leasehold improvements and furniture and office equipment supporting employee growth increased by $5.1 million. These increases were offset by depreciation and amortization expenses of $5.9 million.

     The Company's operating activities require continual access to financing sources. A primary source of funding for the Company's operations is borrowings under various credit facilities. At March 31, 1998, the Company had notes payable of $1.3 billion, a decrease of $224.2 million from $1.5 billion at December 31, 1997. This decrease is a result of the a net decrease of $290.3 million in secured warehouse facilities, offset by an increase of $66.1 million in the unsecured credit facility.

   Accounts payable and other liabilities increased $23.2 million to $565.4 million at March 31, 1998 from $542.2 million at December 31, 1997. The increase resulted primarily from an increase in funds collected on loans sold and serviced for others ("collections payable") of $40.0 million. This increase is a result of the increase in the loans sold with servicing retained included in the serviced loan portfolio. Offsetting this increase is the decrease in miscellaneous liabilities and accrued expenses of $6.9 million. Also offsetting the increase in collections payable is the decrease of $7.8 million in the accrual for the loss on disposal of the Auto Finance division and the decrease of $2.1 million in the servicing liability for the Auto Finance division.

     Income taxes, principally deferred, increased $21.9 million to $174.8 million at March 31, 1998 from $152.9 million at December 31, 1997. This increase is a result of a deferred tax provision of $18.6 million and a net increase in current taxes payable of $3.3 million for the three months ended March 31, 1998. The primary reason for the increase in deferred income taxes is the tax effect of the temporary differences between tax reporting and generally accepted accounting principles which give rise to deferred tax assets and deferred tax liabilities. The most significant of these differences is the gain on sale of receivables.

   Total shareholders' equity at March 31, 1998 is $698.0 million compared to $666.1 at December 31, 1997, an increase of $31.9 million. The increase in shareholders' equity primarily resulted from net income of $34.0 million. In addition, the Company received proceeds from exercised stock options of $2.5 million. Shareholders' equity decreased $4.6 million as a result of payment of cash dividends.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

   Net income from continuing operations is $34.0 million for the three months ended March 31, 1998 compared to $24.6 million for the three months ended March 31, 1997, an increase of 39%. Net earnings per share (basic) from continuing operations increased 40% to $0.54 for the three months ended March 31, 1998, compared to $0.39 for the same period in 1997. Diluted net earnings per share from continuing operations increased 39% to $0.53 for the three months ended March 31, 1998, compared to $0.38 for the same period in 1997. The increase in net income from continuing operations is primarily attributable to income derived from gain on sale of receivables, including the net unrealized gain on valuation of interest-only strip receivables and finance income and fees earned due to the growth in the Company's serviced loan portfolio.

     As of December 31, 1997, the Company accrued for estimated future operating losses in connection with the discontinuance of its Auto Finance division.
Under this accounting treatment, the Company reported no gain or loss from discontinued operations for the three months ended March 31, 1998, compared to net income of $2.1 million for the three months ended March 31, 1997.

     Net income is $34.0 million for the three months ended March 31, 1998, compared to $26.7 million for the three months ended March 31, 1997, an increase of 27%. Net earnings per share (basic) increased 26%, to $0.54 for the three months ended March 31, 1998, compared to $0.43 for the three months ended March 31, 1997. Diluted net earnings per share increased 29% to $0.53 for the three months ended March 31, 1998, compared to $0.41 for the three months ended March 31, 1997.

     Gain on sale of receivables increased 23% to $139.4 million for the three months ended March 31, 1998, compared to $113.1 million for the three months ended March 31, 1997. Included in gain on sale of receivables for the 1998 period are the following: (i) the initial recognition of fair value of the interest-only strip receivables of $137.1 million; (ii) the initial recognition of the unrealized gain on interest-only strip receivables of $13.0 million;
(iii) premiums paid on purchased loans (net of non-refundable fees) of $4.5 million; (iv) costs related to the sale of loans of $7.0 million; and (v) gain of $0.8 million on certain transactions structured as an economic hedge that are originated to minimize risk of interest rate fluctuations.

     Loans sold with servicing retained total $2.1 billion for the three months ended March 31, 1998 compared to $1.4 billion for the three months ended March 31, 1997. In addition, loans sold with servicing released total $66.9 million for the three months ended March 31, 1998 compared to $19.6 million for the three months ended March 31, 1997. Gain on sale of receivables as a percentage of loans sold on Home Equity Loans is 5.84% for the three months ended March 31, 1998 compared to 7.58% for the three months ended March 31, 1997. Gain on sale of receivables as a percentage of loans sold on Student Loans is 5.09% for the three months ended March 31, 1998 compared to 5.43% for the three months ended March 31, 1997. Gain on sale of receivables as a percentage of loans sold on Commercial Loans including the unguaranteed portions of SBA Loans is 14.79% for the three months ended March 31, 1998 compared to 11.10% for the three months ended March 31, 1997. See "Certain Accounting Considerations", for estimates affecting such percentages.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

     The provision for credit losses on loans sold is included in the assumptions used to calculate the future expected cash flows of the interest-only strip. Loss assumption rates increased over same quarter last year due to increases in the volume of 125 LTV Loans sold during the quarter ended March 31, 1998. For loss assumptions for the three months ended March 31, 1998 and 1997, see "Certain Accounting Considerations."

     Home Equity Loans delinquent 90 days-and-over increased to 4.46% at March 31, 1998 from 3.93% at March 31, 1997. Commercial Loans delinquent 90 days-and-over increased to 4.71% at March 31, 1998 from 4.50% at March 31, 1997.

     Total net charge-offs from continuing operations increased 70% to $22.4 million for the three months ended March 31, 1998 from $13.2 million for the three months ended March 31, 1997 due to an increase in the Home Equity Loan net charge-offs as a result of the increase in the Home Equity Loan serviced loan portfolio and changes in production mix. Home Equity Loan net charge-offs for the three months ended March 31, 1998, are $20.8 million, or 70 basis points of Home Equity Loans serviced. For the three months ended March 31, 1997, Home Equity Loan net charge-offs were $12.6 million, or 57 basis points of Home Equity Loans serviced. Commercial Loan net charge-offs for the three months ended March 31, 1998 are $1.5 million, or 69 basis points of the unguaranteed portion of the Commercial Loans serviced. Commercial Loan net charge-offs for the three months ended March 31, 1997 were $0.6 million, or 40 basis points of the unguaranteed portion of Commercial Loans serviced. Student Loan net charge-offs for the three months ended March 31, 1998 are $0.1 million, or 175 basis points of the unguaranteed portion of Student Loans serviced. There were no Student Loan charge-offs for the three months ended March 31, 1997.

   Finance income, fees earned and other increased 61% to $94.6 million for the three months ended March 31, 1998 compared to $58.8 million for the three months ended March 31, 1997. The primary factors contributing to this growth are the increase in the Company's interest-only strip receivables, (see "Financial Condition") and the growth of the serviced loan portfolio of 32% to $16.6 billion at March 31, 1998 as compared to $12.6 billion at March 31, 1997.

     Salaries and employee benefits increased 55% to $72.5 million for the three months ended March 31, 1998, compared to $46.8 million for the three months ended March 31, 1997. This increase is primarily a result of additional staff needed in the Home Equity Loan division to support the increased marketing efforts, loan origination and servicing activities and the diversification of the product line.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

     Other operating expenses increased 21% to $62.8 million for the three months ended March 31, 1998, compared to $52.1 million for the three months ended March 31, 1997. The net increase is primarily attributable to the following: (i) an increase in occupancy costs and related office expenses of $6.8 million associated with the opening of additional branch offices; (ii) an increase in advertising expenses of $3.9 million to help stimulate loan originations; (iii) an increase in loan expenses of $2.0 million related to growth in loan originations; and (iv) an increase in depreciation and amortization of $2.2 million, resulting primarily from purchases of computer equipment and other office equipment to support the growth in both new product lines and the Company's employment base. These increases were offset in part by a decrease in the provision for credit losses on loans not sold of $4.2 million.

     Interest expense increased 42% to $41.5 million for the three months ended March 31, 1998 from $29.2 million for the three months ended March 31, 1997. The increase is attributable to an increase of $480.2 million in the Company's average debt outstanding, as well as an increase in the weighted average rate for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

     Income taxes from continuing operations increased 21% to $23.2 million for the three months ended March 31, 1998 from $19.1 million for the three months ended March 31, 1997 due to an increase in pretax income from continuing operations. The effective tax rate decreased to 40.5% for the three months ended March 31, 1998 from 43.8% for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's business requires continual access to short and long-term sources of debt financing and equity capital. The Company's cash requirements arise from loan originations and purchases, advances and reserve account deposits in securitizations, loan repurchases, repayment of debt upon maturity, payment of operating and interest expenses, tax payments due on the Company's taxable income and capital expenditures. The Company's primary sources of liquidity are sales into secondary markets of the loans it originates (i.e. securitizations), long-term unsecured borrowing and short-term warehouse facilities secured by pledges of its loans, in most cases until such loans are sold and the lenders can be repaid, and finance income and fees earned.

     Since 1989, the Company has pooled and sold substantially all of the loans or other assets which it originates or purchases through securitization transactions as a means to improve its liquidity and to repay the Company's warehouse lenders. Accordingly, adverse changes in the securitization market in general, or adverse developments relating to the Company in particular, could impair the Company's ability to originate, purchase and sell loans or other assets on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's business and results of operations. Any delay in the sale of a loan or other asset pool would postpone the recognition of the gain. Such delays could cause the Company's earnings to fluctuate from quarter to quarter.

   In certain securitizations, limited guarantees are provided by the Company as credit enhancement. In 1997, the Company completed two asset-backed securitizations, one collateralized by Commercial Loans, and the other by Home Equity Loans which employed senior/subordinate structures with the subordinate bonds enhanced by a limited guarantee by the Company. At March 31, 1998, these limited guarantees amounted to approximately $13.0 million.

     The Company has provided revolving credit facilities to various originators of home equity loans. These facilities provide the originators with warehouse financing prior to the sale of loans, usually to the Company. These agreements, which are subject to renewal periodically, bear interest at rates primarily between prime plus 2.00% and 2.50% and are collateralized by the loans. Upon the sale of the loans the advances are repaid. At March 31, 1998, the Company has made available to originators lines of credit of approximately $65.2 million, of which $8.8 million were outstanding and are included in other receivables.

     Cash and cash equivalents are $289.6 million at March 31, 1998, a decrease of $12.1 million from December 31, 1997. This decrease is principally the result of net cash used in investing and financing activities of $209.5 million, offset in part by $197.4 million of net cash provided by operating activities. Net cash used in financing activities includes the paydown of debt totaling $224.2 million for the three months ended March 31, 1998. Net cash provided by operating activities includes proceeds from loans sold greater than loans originated and purchased of $237.7 million for the three months ended March 31, 1998.

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

   The Company began development of an office building located in West Sacramento, California in May 1996, with substantial completion expected in the second quarter of 1998. The project, which included the purchase of land and building construction, is estimated to cost approximately $88.0 million and has been funded out of the general working capital of the Company. In addition, capitalized expenditures to complete the building for occupancy are anticipated to be approximately $10.0 million. Total expenditures through March 31, 1998 are $82.9 million. The 400,000 square foot building will help to centralize operations and support additional staff from the anticipated growth of the business. On April 30, 1998, the Company entered into a thirty-year sale-leaseback agreement. The building was sold for $86.0 million in cash. The transaction was accounted for as a sale, and the lease will be treated as an operating lease.

   On March 19, 1998, the Company entered into a Purchase and Sale Agreement and Joint Escrow Instructions for the purchase of approximately 125 acres of land for the future development of an employee office complex located in Folsom, California, which is approximately 30 miles outside of Sacramento, California. The plans are to ultimately consolidate the Company's lending, collections, and customer service operations which are presently located in various locations in Sacramento. The Company has placed $0.5 million in escrow pending closing, which is expected to occur on or about May 15, 1998. The total acquisition price is $14.5 million. Plans for developing the site have not been finalized.

     In order to continue to originate loans, the Company will need to maintain and renew its various credit facilities at least at current levels, or obtain new credit facilities to replace existing facilities and its long-term borrowing as they become due.

     At March 31, 1998, the Company has $2.5 billion of secured warehouse facilities, which are generally subject to annual renewal and are used to finance loans after origination and prior to sale. Of the amount available under these facilities, $2.4 billion is unused at March 31, 1998. At March 31, 1998, the Company has $102.1 million of borrowings outstanding under the warehouse facilities with a weighted average interest rate of 6.77%.

     In addition, at March 31, 1998, the Company has outstanding $825.0 million of senior unsecured notes which require principal payments by the Company of $40.0 million in 1998, $190.0 million in 1999, $110.0 million in 2000, $35.0 million in 2001, $325.0 million in 2002, and $125.0 million thereafter. The senior unsecured notes bear interest at rates ranging from 7.60% to 9.00%, with a weighted average interest rate of 8.37% at March 31, 1998.

     The Company has an $800.0 million credit facility, which expires on June 30, 2000. At March 31, 1998, outstanding advances under this credit facility are $354.0 million with a weighted average interest rate of 6.36%.

     At March 31, 1998, the Company has outstanding $150.0 million of subordinated unsecured notes with a coupon of 7.30% and a maturity of December 1, 2002, and $100.0 million of subordinated unsecured notes with a coupon of 7.95% and a maturity of December 1, 2007. Each series of notes constitute unsecured, subordinated indebtedness of the Company.

     The Company is required to comply with various operating and financial covenants set forth in the above agreements including covenants which may restrict the Company's ability to pay certain distributions including dividends. At March 31, 1998, the Company has available $374.3 million for the payment of such distributions under the most restrictive of such covenants.

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

     The terms upon which the Company is able to obtain financing are affected by the Company's credit ratings. On December 3, 1997, in connection with the offering by the Company of its subordinated notes, Moody's confirmed its rating of Bal for the Company's outstanding senior unsecured notes and Ba2 for the Company's outstanding Preferred Stock, but changed its outlook from stable to negative. Moody's indicated that continued increases in effective leverage and delinquencies would put additional downward pressure on the Company's ratings. In the first week of February 1998, Moody's placed its ratings of the Company's long-term debt and Convertible Preferred Stock on review for a possible downgrade. On March 4, 1998, Moody's placed its ratings of the Company's senior unsecured notes and Convertible Preferred Stock on review for possible upgrade in response to news that the Company had signed the Merger Agreement with First Union.

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

     On March 4, 1998, Duff & Phelps placed its ratings for the Company's unsecured notes on Rating Watch-Up in response to news that the Company had signed a definitive merger agreement with First Union.

     However, since there can be no assurance that the proposed Merger will be consummated, there can be no assurance that such ratings will be upgraded. As of the date of this Form 10-Q for March 31, 1998, none of such rating agencies have changed the ratings of the Company or its securities, although there can be no assurance that any such change will not occur in the future, whether or not the Merger is consummated.

     The Company's business is substantially dependent on its information systems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code fields. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies, including the Company, may need to be replaced or modified to comply with such "Year 2000" requirements. Based on the initial analysis by management, the Company currently expects to incur approximately $8.0 million in expenses during 1998 and 1999 to modify its information systems for Year 2000 compliance. This amount will be in addition to the amounts required to be expended to permit continued growth in the Company's business. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized, and modifying existing systems, whose associated costs would be expensed as they are incurred. Management continues to monitor and attempt to identify third-parties with whom it electronically processes information, in order to assess and attempt to mitigate the risk that such third parties will not be Year 2000 compliant on a timely basis. Management anticipates that this project will be conducted in a timely manner and anticipates that the costs to replace or modify the Company's information systems to be Year 2000 compliant will not have a material impact on the Company's consolidated financial statements. However, there can be no assurance that the Company will not experience unanticipated delays, complications and expenses in replacing or modifying its information systems. Failure or inability to successfully replace or modify the Company's current information systems on a timely basis, or failures with respect to third-parties' or the Company's information systems, generally, could have a material adverse effect on the business, financial condition or prospects of the Company.

   On March 4, 1998, the Company signed a definitive merger agreement with First Union Corporation. In connection with this transaction, First Union Corporation will acquire all of the outstanding stock of the Company. It is anticipated that the transaction will close in the third quarter of 1998 pending approval by shareholders and regulatory agencies. See Note 1 - Pending Merger with First
                                                    -------------------------
Union Corporation.
-----------------

PART II OTHER INFORMATION
-------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  There are no exhibits filed herewith:

     (b) The Company filed the following reports on Form 8-K during the first quarter of 1998:

          (1) On March 4, 1998, under Item 5, the Company filed the audited consolidated financial statements of The Money Store Inc. and Subsidiaries as of December 31, 1997 and 1996 and for each of the years in the three-year period ending December 31, 1997.

          (2) On March 9, 1998 under Item 5, the Company reported that it had announced the signing of its definitive Merger Agreement with First Union, and filed its joint press release with First Union and the Merger Agreement as exhibits to such Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:    May 14, 1998                   The Money Store Inc.
                                         --------------------
                                                  Registrant


                                              By:  /s/ James K. Ransom
                                                   ----------------------------
                                                   James K. Ransom
                                                   Vice President and
                                                   Principal Accounting Officer